Form 10-K
period 1997-12-31
CAMBRIDGE INDUSTRIES INC /DE
filed 1998-03-31
CIK 1044649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO      .

COMMISSION FILE NUMBER 333-34061.

                           CAMBRIDGE INDUSTRIES, INC.
                        CE AUTOMOTIVE TRIM SYSTEMS, INC.
          (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

          CAMBRIDGE--DELAWARE                 CAMBRIDGE-38-3188000
              CE-MICHIGAN                         CE-38-3173408
    (STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        555 HORACE BROWN DRIVE                        48071
       MADISON HEIGHTS, MICHIGAN                    (ZIPCODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

            (248) 616-0500                            NONE
    (REGISTRANT'S TELEPHONE NUMBER,        (NAME OF EXCHANGE ON WHICH
         INCLUDING AREA CODE)                      REGISTERED)



  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 NONE

                                --------------

      ITEMS 8 AND 14 OF THIS ANNUAL REPORT ARE OMITTED AND SHALL BE FILED SUPPLEMENTALLY, PURSUANT TO RULE 12B-25 OF THE SECURITIES AND EXCHANGE ACT OF
                                     1934.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of March 31, 1998, the aggregate market value of the registrants' Common Stock held by non-affiliates of the Company was $0.00.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

  APPLICABLE ONLY TO CORPORATE REGISTRANTS. As of March 31, 1998, the numbers of shares outstanding of each of the classes of common stock of Cambridge Industries Holdings, Inc., of which the Company is a wholly-owned subsidiary, was 57,666.68 of Class A Common, 25,666.69 of Class L Common and 45,000.00 of Class P Common.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                --------------

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "anticipate", "will", "expect", and "believe" identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Certain Important Factors" in this Annual Report for a list of such uncertainties and factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                    PAGE NUMBER
                                                                        OR
                                                                     REFERENCE
                                                                    -----------
                                     PART I

 ITEM 1.  Business...............................................         1
 ITEM 2.  Properties.............................................        17
 ITEM 3.  Legal proceedings......................................        17
 ITEM 4.  Submission of matters to a vote of security holders....        18

                                    PART II

          Market for the Company's common stock and related
 ITEM 5.   stockholder matters...................................        18
 ITEM 6.  Selected financial data................................        19
 ITEM 7.  Management's discussion and analysis of financial
           condition and results of operations...................        20
          Consolidated financial statements and supplementary
 ITEM 8.   data..................................................         *
 ITEM 9.  Changes in and disagreements with accountants on
           accounting and financial disclosure...................        26

                                    PART III

 ITEM 10. Directors and executive officers of the Company........        27
 ITEM 11. Executive compensation.................................        29
          Security ownership of certain beneficial owners and
 ITEM 12.  management............................................        33
 ITEM 13. Certain relationships and related transactions.........        34

                                    PART IV

          Exhibits, financial statement schedules, and reports on
 ITEM 14.  Form 8-K..............................................         *

* To be filed supplementally pursuant to Exchange Act Rule 12b-25.

                                    PART I

                              ITEM 1 -- BUSINESS

  As used in this Annual Report, unless the context otherwise requires, the "Company" or "Cambridge" refers to Cambridge Industries, Inc. and its wholly-owned subsidiaries, including the co-registrant, CE Automotive Trim Systems, Inc. ("CE"). The Company is a wholly-owned subsidiary of Cambridge Industries Holdings, Inc. ("Holdings").

GENERAL

  The Company is a leading Tier 1 supplier of plastic components and systems for GM, Ford, Chrysler, Toyota, Honda, Mazda, Nissan, Volkswagen, Freightliner, Kenworth, Mack Truck and Volvo Heavy Truck. As a Tier 1 supplier, the Company is increasingly responsible for the design, engineering, manufacturing and quality control testing of parts and pre-assembled components for original equipment manufacturers ("OEMs"). Within the automotive OEM market for plastic products there are three distinct types of applications, all of which the Company can provide: exterior, structural/functional/powertrain and interior. The Company manufactures components, modules and systems for exterior and structural/functional/powertrain applications and components and modules for interior applications. In addition to products supplied to its automotive OEM customers, the Company also manufactures a number of products for non-automotive customers. The Company's production utilizes a wide range of processes, including compression, injection, extrusion and blow molding, and top coat painting capabilities at OEM Class A standards.

  The Company has experienced rapid growth since 1991 due to increased plastic usage by OEMs, five major acquisitions and significant new product introductions. Additionally, the Company's average content per vehicle (automobile, light truck and heavy truck) produced in North America has increased from approximately $0.86 in 1991 to approximately $39.70, on a pro forma basis in 1997 (including the Eagle Picher Acquisition (as defined) and the Goodyear-Jackson Acquisition (as defined).

AUTOMOBILE AND LIGHT TRUCK COMPONENTS INDUSTRY

  As automobile and light truck manufacturers have faced increased competitive pressures, they have sought to significantly reduce costs, improve quality and shorten the development time required for new vehicle platforms. These changes have altered the OEM/supplier relationship and benefited larger suppliers such as the Company that have low costs, strong product engineering and development capabilities, superior quality and the ability to deliver products on a timely basis. The Company believes the following are the primary trends in the automotive components industry:

 Increased Use of Plastics

  The combined pressures of cost reduction, increased durability requirements and rising fuel economy standards have caused OEMs to concentrate on developing and employing lower cost, more durable and lighter weight materials. As a result, the average plastic content per passenger vehicle has increased by 17%, from approximately 209 pounds in 1991 to approximately 244 pounds in 1997, and is projected by industry observers to grow another 19% to approximately 291 pounds per vehicle by 2006. While plastics historically have been used for many interior trim components, they are now being used more extensively in such structural components as grille opening retainers, floor panels, bumpers and support beams, as well as in such nonstructural components as exterior trim panels, grilles, duct systems, tail lights, fluid reservoirs, intake manifolds, valve covers and drive train components. These trends toward the increased use of plastics in exterior and structural/functional/ powertrain components have been driven by innovations in material, molding and painting technologies, which have improved the performance and appearance of molded plastic components as well as lowering their costs. Plastic's design freedom is also key to its increased use. Not only does plastic allow for the manufacture of products that cannot be manufactured with other materials, plastic makes it possible to combine several parts, saving weight and cost. Additionally, recently introduced plastics that can withstand the hot, corrosive environment of the engine compartment are becoming more prevalent. For example, the Company has developed plastic rocker arm covers for use on the high production volume Ford 3.0L and 4.6L engines. Furthermore, according to industry sources, plastics usage in engine and mechanical components are expected to increase by more than 50% from 1995 to 2005.

  Historically, due to lower upfront tooling costs, plastic generally has had an advantage over steel in low volume production runs. With its lower tooling costs, the Company benefits from the increase in niche vehicles (such as the Chrysler Viper and Prowler and the GM Corvette), customization of high volume vehicles (such as the addition of flare fenders to the Ford Ranger and Ford F-150 pick-ups) and the use of optional accessories (such as step-assists on sport utility vehicles, GM's GMT800, and Chrysler's Jeep Wrangler hard-top). For higher volume production runs where tooling costs may be amortized over a larger number of units, steel generally has an advantage, because it is generally a less expensive raw material with lower finishing costs.

 Increased Outsourcing by Domestic OEMs

  In an effort to reduce costs, speed product design and simplify manufacturing, domestic OEMs have outsourced the manufacture of many components, systems and modules which were previously manufactured internally. Independent suppliers generally are able to design, manufacture and deliver components at a lower cost than the OEMs due to: (i) their significantly lower direct labor, fringe benefit and overhead costs; (ii) the ability to spread R&D and engineering costs over products provided to multiple OEMs; and (iii) the economies of scale inherent in product specialization. The domestic OEMs have benefited because outsourcing has allowed them to reduce costs and to focus on overall vehicle design and consumer marketing.

  Suppliers such as the Company have benefited from outsourcing because the aggregate number and value of components which they manufacture have increased dramatically. In addition, the outsourcing trend has increased the complexity of components which are manufactured by independent suppliers and this has favored low cost, full service, high quality suppliers such as the Company which can develop modules and systems that OEMs can easily install.

 Consolidation of Supplier Base by OEMs

  The OEMs have significantly consolidated their supplier bases in an effort to reduce their procurement related costs and accelerate new platform development. Many suppliers have either been eliminated or tiered (i.e., they supply other suppliers) in order to minimize the number of direct supplier contacts the OEM must maintain. From 1987 to 1997, Ford and Chrysler reduced their supplier bases by an average of 79% and have announced plans to further reduce their supplier base by an average of 60% between 1997 and 2002.

  This consolidation has altered the typical structure of supplier contracts. In the past, OEMs generally outsourced relatively simple parts under annual contracts primarily on the basis of cost, and suppliers generally functioned as contract manufacturers, with the OEM performing all development, design and engineering related tasks. With the trend towards the outsourcing of increasingly complex multicomponent systems, the basis of competition among suppliers has shifted to one encompassing a broad range of additional criteria including design capabilities, speed of development, manufacturing and process expertise, consistency of quality and reliability of delivery. In many cases, sole-source supply contracts cover the life of a vehicle or platform. Suppliers benefit because this enables them to devote the resources necessary for proprietary product development with the knowledge that they will have the opportunity to earn an adequate return on such investment over the multiyear life of a contract. In turn, the OEMs benefit because they share in the manufacturing cost savings attributable to long, multiyear production runs at high capacity utilization levels. As a result, smaller, poorly capitalized suppliers with limited product lines and engineering and design capabilities have been eliminated or have lost market share. Larger suppliers, such as the Company, with broad product lines, in-house design and engineering capabilities and the ability to effectively manage their own supplier bases, have increased market share.

 Increased Levels of Manufacturing in North America by Transplants

  Japanese automotive manufacturers have gained a significant share of the United States market, initially by exporting their vehicles but more recently by acquiring and developing manufacturing facilities located in North America. Due to the relative cost advantage of producing vehicles in North America and to political pressures, sales of vehicles imported from Japan declined from 1983 to 1997, while Transplant manufacturing has offset this decline by shifting more production to North America. Transplants have increased their share of North American vehicle production from approximately 3% in 1985 to approximately 21% in 1997. Industry sources forecast that this trend will continue. For example, both Mercedes Benz and BMW commenced manufacturing in the U.S. in 1996. Further, Toyota has announced plans to build its T-100 pickup truck in Indiana by 1998, Honda has announced plans to build its Odyssey minivan in North America by 1999 and Volkswagen has announced that it is considering re-entering North America as a manufacturer.

  The Company anticipates that increased levels of manufacturing by Transplants, as well as higher levels of local content, will continue to benefit the Company by allowing it to participate in new platforms that previously had been imported or supplied by manufacturers located in Japan or Europe. In 1997, the Company, on a pro forma basis after giving effect to the Eagle-Picher Acquisition and the Goodyear-Jackson Acquisition, as if each had occurred on January 1, 1997, had sales to Transplants of $40.0 million or 9.4% of total Company sales.

HEAVY TRUCK COMPONENTS INDUSTRY

  The heavy truck components industry has also experienced increased use of plastics, increased outsourcing by domestic OEMs, consolidation of supplier base by OEMs and increased levels of manufacturing in North America by Transplants. The increased use of plastics is particularly pronounced in the heavy truck industry. Plastics allow for significant weight savings and improved fuel economy relative to steel. For example, the Company believes that a composite truck hood assembly made by the Company weighs approximately 30% less than a comparable steel assembly. In addition, because of low annual volumes of heavy truck production, lower up front tooling costs give plastic an advantage over steel. Finally, in contrast to the automotive component industry, the heavy truck industry historically has not manufactured its own components, but rather has relied heavily on suppliers for their design, engineering and manufacturing of components. These industry characteristics favor suppliers like the Company, which have broad design and engineering capabilities and extensive heavy truck component manufacturing experience. The Company is a key supplier to Kenworth, Freightliner, GM, Volvo, Sterling, Ford and Mack Truck.

NON-AUTOMOTIVE COMPONENTS INDUSTRY

  The non-automotive markets for the Company's manufacturing processes include recreation, agriculture, transportation, construction, marine, military, health and medical, and business equipment industries. A substantial portion of the reinforced plastic products supplied in these markets comes from sheet molded compound ("SMC"), much of which is captively molded by companies such as General Electric, White Westinghouse, Therma-Tru, Kohler, Rubbermaid, RCA, Kawasaki and Polaris. The development of business in this market typically comes from two areas of opportunity: conversion from alternate materials and conversion from alternate composite processes due to increased volume requirements. Sales to these markets in 1997 were less than 5% of overall sales.

BACKGROUND AND ACQUISITION HISTORY

  The Company has grown rapidly since its inception by capitalizing on both the consolidation of the industry and the increase in plastic content per vehicle. It has responded to the consolidation by building or acquiring full-service design, engineering and manufacturing capabilities. The Company's ability to offer a comprehensive range of processes and materials has given it a strong competitive position among full-service OEM suppliers.

  The Company has acquired businesses that have attractive products or new technologies, but have been undermanaged. Typically, the Company has targeted either privately owned manufacturers that lack the management depth and other resources necessary to compete as major suppliers or divisions of large companies that considered such operations to be peripheral to their core businesses.

  Since its initial formative acquisitions in 1988 and 1990, the Company's management has consummated five major and four minor acquisitions over the past nine years, implementing a focused strategy to enhance profitability and reposition the acquired entities for growth. This strategy has included one or more of the following steps designed to reduce costs, simplify manufacturing and increase profitability: (i) placing strong managers in key positions in the newly acquired company to implement changes; (ii) rationalizing raw materials and components purchasing (the Company's largest single cost component) to reduce costs of goods sold; (iii) redesigning manufacturing and material flow to eliminate indirect costs, reduce inventories and shorten production cycle times; (iv) reducing headcount; and (v) reducing overall administrative costs, including insurance, benefit plans, and professional fees.

  The following summarizes the Company's acquisition history:

  1988 Nortec Precision Plastics
        Precision functional parts manufacturer. Principal customer was Chrysler.

  1990 Wolf Engineering Corporation ("Wolf")
        Enhanced functional parts capabilities and added tool building capability. Added GM as customer. Management improved manufacturing material flow, improved labor productivity and reduced SG&A.

  1993 Voplex Corporation (including Voplex Canada) (collectively, "Voplex")
        Entered interior plastic trim market. Added blow-molding, compression-molded fiber processing, extrusion, co-extrusion, paint and large press capabilities. Added Canadian manufacturing facilities. Management reduced manufacturing and supervisory headcount, improved labor productivity, closed two facilities, increased raw material yields and substantially increased sales to GM.

  1993 Troy Products
        Added larger tonnage press capacity and structural foam technology.

  1994 Rockwell Plastics
        Added thermoset and compression molding technology. Enhanced functional parts market position and added structural parts capabilities. Added Honda, Mazda, Nissan and Suzuki to customer base as well as significant Ford business. Added heavy truck OEMs as customers. Management consolidated sales forces, renegotiated insurance and benefit policies and reduced plant level administration head-count.

  1996 GenCorp RPD
        Substantially increased SMC capabilities, making the Company the leading manufacturer of SMC. Added Volvo Heavy Truck and Kenworth to customer base as well as significantly increased business with GM. To date, management has re-negotiated insurance and benefit policies and significantly reduced intercompany charges related to corporate level administration.

  1997 APX--PMC Division
        Additional RTM technology and paint priming. In house RTM tooling and prototype capabilities. Strengthened supplier relationship with Chrysler.

  1997 Eagle-Picher--Plastics Division
        Improved painting capabilities by adding top coat painting which meets OEM Class A standards. Added non-automotive product lines and expected to strengthen Transplant relationships. Added additional large tonnage presses and open plant capacity and ability to consolidate SMC production with other Company plants.

  1997 Goodyear-Jackson--Engineered Composites Business
        Strengthened the Company's position as the leading SMC supplier to medium and heavy truck OEMs and expected to enhance its relationship with Ford and Freightliner. Added products (grill opening panels & retainers, air brake pistons) and new manufacturing processes (SMC injection molding). Increased SMC production capacity with the addition of compression and injection molding presses.

  1997 Owens-Corning Brazil--Brazilian Molded Plastic and Pultrusion
       Operations
        Added ability to manufacture components for Brazil-based customers and Brazilian subsidiaries of North American OEMs.

  1998 Livingston, Inc.
        Enhanced the Company's relationship with PACCAR (Kenworth) and provided the Company with a Class 8 heavy truck assembly facility on the west coast of the United States.

THE LIVINGSTON ACQUISITION

  As of January 1, 1998, the Company acquired substantially all of the operating assets of Livingston, Inc. ("Livingston"), located in Auburn, Washington, for a total purchase price of $2.15 million, subject to post-closing adjustments (the "Livingston Acquisition"). Livingston's primary customer is PACCAR (Kenworth). The Livingston Acquisition has provided the Company with a Class 8 heavy truck assembly facility on the west coast of the United States and has added ability for spray-up molding, and the Company believes the acquisition will enhance its relationship and business with PACCAR (Kenworth).

THE OWENS-CORNING BRAZIL ACQUISITION

  As of August 31, 1997, Cambridge Industrial do Brasil, LTDA, a newly formed Brazilian subsidiary of the Company, purchased certain assets of the molded plastic and pultrusion operations ("Owens-Corning--Brazil") located in Rio Clara, Brazil of Owens-Corning Fiberglas A.S. LTDA., a Brazilian subsidiary of Owens-Corning, for $5.5 million (the "Owens-Corning Acquisition"). The Company believes this acquisition will allow the Company to manufacture plastic components for automotive customers and other industries in the Brazilian market. The Company believes Cambridge Industrial do Brasil, LTDA is not material, individually or when aggregated with Voplex of Canada, Inc., the Company's other non-guarantor subsidiary, to the consolidated financial statements.

THE EAGLE-PICHER ACQUISITION

  Effective July 1, 1997, the Company acquired the plastics division of Eagle-Picher Industries, Inc. ("Eagle-Picher") for a total purchase price of approximately $32.0 million (the "Eagle-Picher Acquisition"). The Eagle-Picher assets acquired by the Company include three manufacturing facilities which produce automotive (body panels, hoods, spoilers) and non-automotive (jet ski components, tractor panels) parts using SMC.

  Eagle-Picher's SMC production facilities and process capabilities enhance the Company's existing leadership position in the manufacture of SMC parts for automotive and non-automotive applications. Additionally, significant overlap in sales to GM, Ford and Chrysler will allow the Company to offer more products to these OEM customers. Because the overall volume of business, and the range of products provided to an OEM customer, are factors in achieving and retaining Tier 1 status, the overlap resulting from the Eagle-Picher Acquisition further enhances the Company's Tier 1 position. Through plant consolidations, raw material purchasing and production rationalization, manufacturing material flow redesign, headcount reduction and selling, general and administrative reductions, the Company is beginning to realize cost savings in these operations.

  Specifically, the Company is realizing several strategic and financial benefits, including:

  Top coat painting capability: The top coat painting capability and state-of-the-art paint systems acquired from Eagle-Picher allow the Company to deliver painted assembly-ready parts meeting OEM Class A standards.

  Non-automotive market presence: Through the Eagle-Picher Acquisition, the Company now manufactures non-automotive products, including jet-ski components for Polaris and Kawasaki, tractor panels for John Deere, residential door systems for Pease and Caradon Peachtree and outboard motor housings for Mercury Marine. This business is supported by a dedicated sales force, product design staff and manufacturing facility.

  Transplant relationships: The addition of Eagle-Picher's customer base allows the Company to strengthen its relationships with certain Transplants, further solidifying the Company's position as a leading Tier 1 supplier.

  Compression molding presses: The Company has positioned itself for future growth opportunities by acquiring Eagle-Picher's 48 compression molding presses, 21 of which are in the 1,000-4,400 ton range. These large presses are comparatively scarce, expensive and time-consuming to install and enhance the Company's ability to bid for and produce large, complex automotive and non-automotive parts.

  SMC production capability: Through the Eagle-Picher Acquisition, the Company acquired advanced SMC production capability at its Grabill, Indiana facility. This will allow the Company to consolidate its manufacturing of SMC, which will result in significant raw material production cost savings. In connection with the Eagle-Picher Acquisition, the Company reduced costs by closing the Huntington, Indiana facility and transferring production and assembly to other Company facilities.

THE GOODYEAR-JACKSON ACQUISITION.

  As of July 1, 1997, the Company acquired the engineered composites business of The Goodyear Tire & Rubber Company ("Goodyear") located in Jackson, Ohio for a total purchase price of approximately $38.0 million, subject to post-closing adjustments (the "Goodyear-Jackson Acquisition"). The Goodyear-Jackson assets acquired by the Company include one manufacturing facility which produces automotive and heavy truck components, including body panels, grill opening panels and retainers, primarily using SMC in compression and injection manufacturing processes.

  The Company has not substantially altered the Goodyear-Jackson manufacturing facilities. The Company, however, has identified cost savings opportunities in the areas of purchased materials price, plant overhead costs and selling, general and administrative costs.

  The Company anticipates a temporary reduction in sales from the acquired Goodyear-Jackson operations during 1998 due to one-time events. As a result of the announced sale and resulting transfer of manufacturing from Ford to Freightliner, production of Ford's HN80 heavy truck platform is expected to be interrupted for approximately three months during 1998. In addition, Ford has announced its intention to replace the HN78 medium truck platform with its new HN215 platform. These changeovers are expected to temporarily interrupt production at Goodyear-Jackson for approximately eight months in 1998, thereby reducing sales for 1998. The reductions in sales are expected to reduce earnings disproportionately because the Company does not expect to achieve proportional reductions in expenses during the period of temporary sales decline.

  Management believes the Goodyear-Jackson Acquisition expands the Company's breadth of capabilities and assets, enhancing its status as a leading Tier 1 supplier. Specifically, management believes the most significant acquired capabilities and assets include:

  Medium and Heavy Truck Sales: In 1996, the two platforms that contributed most to Goodyear-Jackson's sales were Ford's current medium (HN78) (to be replaced by HN215) and Sterling's (Freightliner) recently launched heavy
(HN80) truck platforms. The Goodyear-Jackson Acquisition strengthens the Company's position as the leading SMC parts supplier to the medium and heavy truck OEMs. It also enhances the Company's relationships with Ford and Freightliner.

  New Products and Processes: The Goodyear-Jackson Acquisition adds SMC injection molding to the array of process capabilities currently offered by the Company to its customers. The Goodyear-Jackson Acquisition also adds a number of new products, including air spring pistons for heavy trucks and grill opening panels and grill opening retainers for all types of vehicles. These additions further enhance the Company's position as the leading Tier 1 SMC supplier, offering the broadest range of products, processes and materials.

  Compression and Injection Molding Presses: Through the Goodyear-Jackson Acquisition, the Company acquired 16 compression molding presses (including 9 in the 1,000 ton to 3,000 ton range) and 10 injection molding presses, (including 9 in the 1,000 ton to 2,200 ton range.) One of the 3,000 ton presses was recently installed and began producing production parts in early 1997. These large presses are comparatively scarce and expensive and are also time-consuming to install. In acquiring more of these presses, the Company enhanced its ability to bid for and produce large, complex automotive and non-automotive parts.

  SMC Production Capability: The addition of Goodyear-Jackson's SMC production capacity will allow the Company to continue producing all of its key raw material in-house and will permit consolidation of SMC production with the Company's existing facilities. Further, the fact that Goodyear-Jackson's SMC maker is 60 inches wide (which the Company believes is the widest in the industry) gives the Company greater flexibility in product design and process engineering.

THE APX ACQUISITION.

  In February 1997, the Company acquired the Production Molded Composites Division ("APX") of APX International, for a total purchase price of approximately $2.4 million (the "APX Acquisition"). APX is a manufacturer focused on supplying body panels to Chrysler for the Viper Roadster and Coupe using the resin transfer molding ("RTM") manufacturing process. As a result of the APX Acquisition, the Company improved its position as a Tier 1 supplier to Chrysler by becoming the sole supplier of a majority of Viper exterior components. In addition, the Company strengthened its RTM manufacturing capabilities which allows the Company to offer a broader variety of products and processes to its customers.

SENIOR SUBORDINATED NOTES DUE 2007.

  On July 10, 1997, the Company issued (the "Offering") its Senior Subordinated Notes due 2007, Series A (the "Series A Notes") in the principal amount of $100 million. On January 14, 1998, the Company completed an exchange offer (the "Exchange Offer") pursuant to which $98 million principal amount of Series A Notes were exchanged for the Company's Senior Subordinated Notes due 2007, Series B (the "Series B Notes," together with the Series A Notes, the "Notes"). The Notes bear interest at a rate of 10 1/4% per annum, payable on each January 15 and July 15, commencing January 15, 1998. The Notes will mature on July 15, 2007. On or after July 15, 2002, the Company may redeem the Notes.

  The Notes are general unsecured obligations of the Company. The Notes are guaranteed on a senior subordinated basis by the Company's only existing U.S. subsidiary, CE, and all of the Company's future U.S. subsidiaries (the "Guarantors"). The Guarantees are general unsecured obligations of the Guarantors. The proceeds of the Offering, together with financing under the Credit Agreement (as defined below), were used, in part, to finance the Eagle-Picher Acquisition and Goodyear-Jackson Acquisition.

  As a result of the Exchange Offer, Section 13 of the Exchange Act, requires that the Company file certain reports, including this Annual Report. However, pursuant to Exchange Act Rule 15d-6, the Company filed a Form 15 with the Securities and Exchange Commission before January 30, 1998, which suspended the Company's duty to file Section 13 reports.

  In connection with the issuance of the Notes, the Company agreed with Note purchasers to prepare and distribute the reports specified by Section 13 to Note holders and to submit those reports to the Securities and Exchange Commission for filing under the Exchange Act. While the Company intends to comply with its contractual obligations, the filing of Section 13 reports will no longer be required by the Exchange Act after this Annual Report.

CREDIT AGREEMENT.

  On July 10, 1997, the Company entered into a credit agreement (the "Credit Agreement") with Bankers Trust Company as agent ("Agent") and other institutions providing loans up to $280.0 million, consisting of: $70.0 million in aggregate principal amount of A Term Loans; $135.0 million in aggregate principal amount of B Term Loans; and $75.0 million revolving credit facility. The Company used the A Term Loans and the B Term Loans to repay term loans under a previous credit agreement. As of March 28, 1998, the Company has drawn $12.5 million of the revolving credit facility.

  The Credit Agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, assets sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, capital expenditures and other matters customarily restricted in such agreements. The covenants also require the Company to meet minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and interest coverage, and establish a maximum leverage ratio.

BUSINESS STRATEGY

  The Company's strategy is to capitalize on its perceived competitive strengths (see "Competition") in order to enhance its leadership position in the industry through the following:

 Capitalize on Increased Plastic Usage for Exterior and Structural/Functional Components

  The Company continues to seek opportunities to increase plastic content per vehicle through the design, development and manufacture of plastic components and systems which have been historically fabricated in metal. For example, the Company generates significant revenue from several products which were not previously fabricated in plastic, such as the plastic rocker arm covers, the Cross Car Beam and the step-assist. The Company is now actively marketing these technologies to other OEMs for use in other platforms. The Company has recently won a contract from GM for a composite pickup truck bed that weighs less and has increased durability compared to steel beds currently in use. The Company expects plastic content per vehicle for exterior and structural/functional/powertrain components to continue to increase during the next several years.

 Acquire Complementary Manufacturers

  The Company intends to selectively pursue attractive opportunities to acquire exterior or structural/functional parts manufacturers that have the potential to increase profitability and improve its strategic position. These acquisition opportunities are available because: (i) these product segments have been historically fragmented; (ii) OEMs are focusing their supplier consolidation efforts in these areas, requiring fewer, but more competitive, suppliers; and (iii) many such suppliers are subsidiaries or divisions of significantly larger entities (as in the acquisitions of Rockwell, GenCorp RPD, Eagle-Picher and Goodyear-Jackson) which may not be inclined to devote the resources necessary to compete effectively as a Tier 1 supplier. Successful acquisitions could broaden the Company's product lines and manufacturing capabilities, improve the absorption of corporate overhead and enhance its attractiveness as a Tier 1 supplier to the OEMs. The Company's ability to effectuate such a plan is limited by, and to the extent of, the availability of seller financing or institutional financing, which is limited by and subject to the terms of the Credit Agreement.

 Penetrate New Markets and Access New Technologies Through Joint Ventures and Licensing Arrangements

  The Company seeks to exploit joint ventures and licensing arrangements to develop new products, materials and processing technologies that provide opportunities for growth while limiting its investment risk. The Company currently has a joint venture with Menzolit Fibron and a licensing agreement (through CE) with Empe Ernst Pelz GmbH & Co. KG and Empe Ernst Pelz Vetrebs GmbH.

EXISTING JOINT VENTURES AND LICENSING ARRANGEMENTS

  The Company has established several joint ventures and alliances in the United States and in Europe to gain access to new materials, new processing technologies and to open new markets. The forming of these joint ventures provide considerable advantages to the Company over its traditional competitors.

  The Empe licensing agreement gives the Company exclusive rights in the NAFTA market to the patented Empeflex material. This material consists of a matrix of polypropylene and natural fibers which allows an interior Door Panel or Package Shelf to be decorated during the compression molding cycle in a cost saving, one step system.

  The Menzolit Fibron joint venture was established to give the Company direct access to the European automakers. The Company believes that Menzolit Fibron is one of Europe's largest SMC supplier. The Company also has access to their material and processing technologies. This joint venture has resulted in the job award of a bumper beam support system from Mercedes.

  For the year ended December 31, 1997, approximately 21.5% of the Company's sales were to General Motors, approximately 31.0% were to Ford and approximately 10.0% were to Chrysler.

CUSTOMERS

  The Company has a diverse customer base, including, among others, Ford, GM, Chrysler, Honda, Mazda, Nissan, Volkswagen, Freightliner, Kenworth, Mack Truck and Volvo Heavy Truck. The Company has close ties to the automobile manufacturing community and has integral components in some of the industry's most popular vehicles. The Company currently has products in over 80 vehicles, including high-volume, long-lasting model cars sold in the United States such as the Ford Explorer, Ranger, Taurus and F-150 truck, the GM Suburban and Astro Mini-Van and the Honda Accord. The following chart highlights vehicles which use products produced by the Company:

        1997 VEHICLE NAMEPLATES--AND SELECTED NON-AUTOMOTIVE CUSTOMERS

        COMPANY                                         MODELS
        -------          ---------------------------------------------------------------------
AUTOMOBILE AND LIGHT
 TRUCK:
Auto Alliance(1)........ Mazda 626           Mazda MX6
Chrysler
 Automobiles............ Chrysler Concorde   Dodge Intrepid   Dodge Viper      Dodge Viper
                         Eagle Vision        Neon             Convertible      Coupe
 Light Trucks........... Dodge Caravan                        Dodge Ram Van
                         Jeep Grand          Dodge Dakota     Plymouth
                         Cherokee            Jeep Wrangler    Voyager          Jeep Cherokee
Ford
 Automobiles............ Ford Crown          Ford Mustang     Ford Taurus      Ford
                         Victoria Lincoln    Lincoln Mark     Lincoln Town     Thunderbird
                         Continental         VIII             Car
                         Mercury Grand
                         Marquis
 Light Trucks........... Ford Aerostar Van                                     Ford Explorer
                         Ford F-Series       Ford Bronco      Ford Econoline   Mercury
                         Pickup              Ford Ranger      Ford Windstar    Villager
General Motors
 Automobiles............ Buick Riviera       Buick LeSabre    Buick Park       Buick Regal
                         Cadillac Deville    Cadillac         Avenue Cadillac  Cadillac
                         Cadillac Catera     Eldorado         Fleetwood        Seville
                         Chevrolet Monte     Chevrolet        Chevrolet        Chevrolet
                         Carlo               Camero           Corvette         Lumina
                         Pontiac Bonneville  Oldsmobile       Oldsmobile       Oldsmobile
                                             Aurora           Cutlass Saturn   Intrigue
                                             Pontiac          SC               Buick Century
                                             Firebird                          Saturn SL
 Light Trucks........... CK                  Chevrolet        Chevrolet        Oldsmobile
                         Pickup/Tahoe/Yukon  Astro/Safari     Blazer           Silhouette
                         Chevrolet Suburban  Chevrolet Tahoe  Oldsmobile
                         Opel                Pontiac Trans    Bravada Venture
                                             Sport            Chevrolet
Honda................... Honda Accord        Acura
Nissan.................. Quest
Volkswagen.............. Jetta               Golf
CAMI(2)................. GEO Tracker
Mazda................... Miata               MPV
Toyota.................. Micro Bus           Sierra Minivan
Subaru.................. Legacy Wagon        Legacy Sedan
Isuzu................... Frontera
Mitsubishi.............. Eclipse             Eagle

         COMPANY                                         MODELS
         -------          --------------------------------------------------------------------
HEAVY TRUCKS:
                          Freightliner
                          GM
                          Ford
                          Volvo Heavy
                          Truck
                          Mack Truck
                          Kenworth
NON-AUTOMOTIVE:
                          Residential door
Caradon.................. skins
                          Residential door
Pease.................... skins
                          Residential door
Premedoor................ skins
AM General............... Hummer              Humvee
John Deere............... Tractors            Combines
Kawasaki................. Jet skis
Ford New Holland......... Tractors
U.S. Military............ Tank set
Polaris.................. Jet skis
Toyota................... Lift Trucks
                          Marine outboard
Mercury Marine........... engines
Xerox.................... Toner bottles

--------
(1) Ford/Mazda joint venture.
(2) GM/Suzuki joint venture.

PRODUCTS

  The Company's principal products include the exterior, structural/functional, interior form and industrial parts listed below. The products manufactured by the Company are made from a variety of thermoset and thermoplastic materials. The Company's product diversity, illustrated by the table below, positions the Company as a versatile source to the automotive and truck industry.

    EXTERIOR          STRUCTURAL AND          INTERIOR          NON-AUTOMOTIVE
----------------        FUNCTIONAL          -------------     -----------------
                     -----------------
Hoods and hood assemblies                   Steering          Blow molded
Liftgates and doors  Headlamp carriers       column           bottles
                     Engine shields/covers   bezels           Forklift body
Roof and roof moldings                                        panels
Fenders              Structural beams       Glove box
                     Bumper beams            door and         Residential
Bodyside moldings/rubstrips                  assemblies        door
                                                               systems
Windshield surrounds Structural component carriers
Deck lids            Load floors            Instrument
Hatches              Fuel tank shields       panel trim       Personal
Storage doors        Seat pans               components        watercraft
Spoilers             Fluid systems linkages Liftgate           decks &
Fairings             Rocker arm covers       trim panels       covers
                     Fan shrouds            Door trim         Military
Grill opening retainers                      panels            vehicle
Grill opening panels Radiator support beams                    hoods,
End gates            Bearing cages          Rear shelf         engine
Truck pick-up boxes  Steering yokes          panels            covers &
                     Battery trays          Consoles/overhead  seats
                     Gears                  Seat
                     Fuel valves             backs/bases      Tractor
                     Plenums (firewalls)    Shift knobs        hoods,
                     Windshield cowls       Garnish            shields/pans,
                     Air spring pistons      molding           consoles
                     Cross car beam          systems           and seats
                                            Handles/assists   Combine
                                             straps            components
                                            Electrical        Lift truck
                                             carriers          hoods
                                            Cargo doors       Outboard
                                            Sunshades          engine
                                            Knee               cowls
                                             bolsters
                                            Sleeper bunk
                                            Window
                                             shades
                                            Door modular
                                             system
                                            Rear package tray system

MANUFACTURING PROCESSES

  The Company has a full range of equipment, including compression molding presses from 50 to 4,400 tons, injection molding presses from 28 to 2,500 tons, single and twin screw extrusion and co-extrusion machines and

7 to 90 ton blow-molding machines. These capabilities allow the various operating divisions of the Company extensive manufacturing flexibility. The Company is capable of processing both thermosets and thermoplastics. Thermosets are heated and pressurized plastics which undergo a chemical change and generally provide superior impact strength, dimensional stability and heat resistance as compared to other plastics. Thermoplastics are heated into a liquid state and then formed through injection, blow-molding, extrusion or compression processing techniques. Thermoplastics can be re-heated to be used again in conjunction with virgin materials.

  The Company is a leading manufacturer of SMC, a material from which large exterior body panels are molded. SMC is a newer technology in the automotive plastics industry and the Company's Shelbyville, Indiana facility, is one of the newer state of the art facilities producing parts from SMC. SMC is a type of fiber reinforced plastic, which, in 1997, was used for over 400 components on over 100 domestic and import passenger and truck lines produced by 16 manufacturers. The use of SMC has increased from approximately 147 million pounds in 1992 to 240 million pounds in 1997. The use of SMC is projected to continue to grow to 265 tons. SMC is particularly well-suited for exterior and structural/functional parts because of its superior design flexibility, corrosion resistance, dent resistance, dimensional and structural stability and low investment. Management believes that it is the leading manufacturer of SMC automotive products in North America.

  Through the Eagle-Picher Acquisition, the Company acquired 48 additional compression molding presses ranging up to 4,400 tons and also acquired additional SMC production capacity. Further, the Eagle-Picher Acquisition added top coat paint lines, providing a capability to top coat paint automotive components to Class A standards, which the Company did not previously have.

  The Company's automated paint systems acquired through the Eagle-Picher Acquisition have high volume capabilities. The conveyor lines have adjustable speeds and can handle parts in a variety of sizes (up to ten feet in length by five feet wide and three feet thick). Related systems include ovens (up to 500^(degrees)F) with high discharge rates; multi-stage power washers; and numerous waterfall spray booths connected to ovens by conveyors.

  Through the Goodyear-Jackson Acquisition, the Company acquired 16 compression molding presses ranging from 250 to 3,000 tons and 10 injection molding presses ranging from 500 to 2,200 tons. The Goodyear-Jackson Acquisition also added additional SMC-making production capacity.

  Quality throughout the manufacturing process is maintained through the implementation of statistical process control ("SPC") techniques. Typical characteristics measured and controlled through SPC methods include material properties such as viscosity, gel time, sheen or gloss color and other quantifiable physical and appearance properties for exterior and interior components. Characteristics for structural/functional parts including physical properties and dimensional stability at both the component and systems level are monitored. SPC data provide the production operator with trend information on the process which allows for proactive measures to be implemented to assure product specifications are maintained and to minimize variation.

RAW MATERIALS AND SUPPLIERS

  The Company's primary raw materials include engineered resins, glass-filled resins, mineral-filled resins, polyethylene, polypropylene, polyvinyl chloride and ABS resins. Additionally, the Company manufactures all of its own SMC. The Company's principal suppliers include General Electric Company (resins), Bayer (resins), Ashland Chemical (resins), Alpha Owens Corning (resins), Dow Chemical Company (resins), DuPont (resins), GenCorp, Inc. (adhesives and paint), Vetrotex Certainteed (glass fiber), Owens Corning (glass fiber), PPG (glass fiber and paint) and Sherwin Williams (paint). Historically, the vast majority of the Company's raw materials generally have been available, and no serious shortages or delivery delays have been encountered. Certain of the Company's suppliers must be pre-qualified by the Company's customers. Management believes that its relations with its principal suppliers are good. The Company has never experienced major disturbances in its flow of raw material or supplies. The Company attempts to work with suppliers to obtain longer-term buying agreements, share technologies and resources and build relationships.

ENGINEERING/RESEARCH AND DEVELOPMENT

  The Company has the ability to design and engineer its products to meet its customers' specific applications and needs. The Company has an engineering and research and development staff of professionals. The Company utilizes advanced quality planning techniques by coordinating manufacturing and engineering in development/launch teams. These teams work together to produce the most efficient, cost competitive design for the customer using advanced techniques including integrated CAD/CAM design systems. The Company has further extended its product engineering and design capabilities by supporting each division with dedicated expertise and equipment to address customer needs.

COMPETITION

  The Company operates in a highly competitive environment. Recently, the automotive plastic parts industry has consolidated many small entities into fewer, much larger entities. The OEMs have adopted supplier management policies designed to rationalize their supply base. See "--Automobile and Light Truck Components Industry--Consolidation of Supplier Base by OEMs." In the exterior and structural/functional market segments, the Company's major competitors include Budd Canada, Venture Holdings Trust and Rymac Investment Trust. The interior business is largely consolidated around such suppliers as Magna International, Textron Automotive Division, JCI, Inc., United Technologies Automotive Division and Lear Seating. Although the exterior and structural/functional market segments are still fragmented, the Company expects them to consolidate along the lines of the interior market segments.

  The Company competes on the basis of cost, product quality, timely delivery, design support, customer service, product mix and new product innovation. The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such models to the public. Once a supplier has been designated to supply parts to a new program, an OEM will usually continue to purchase those parts from the designated supplier for the life of the program, and generally the supplier has an advantage in obtaining replacement business.

  The Company has significantly increased its size and enhanced its strategic position. Management believes that the following are the Company's primary competitive strengths.

 Tier 1 Status and Strong Relationships with OEMs

  The Company has established a position as a leading Tier 1 supplier of plastic components and systems to Ford, General Motors, Chrysler, Toyota, Honda, Mazda, Nissan, Volkswagen, Volvo Heavy Truck, Mack Truck, Kenworth and Freightliner. Tier 1 status and strong customer relationships are important elements in achieving continued profitable growth because as OEMs narrow their supplier bases, well-regarded, existing suppliers have an advantage in gaining new contracts. The evolution of OEM relationships into strategic partnerships provides a significant advantage to Tier 1 suppliers with systems integration capabilities (such as the Company) in retaining existing contracts as well as in participating during the design phase for new vehicles, which is integral to becoming a supplier to such new platforms.

 Diverse Process and Material Manufacturing Capabilities

  The Company utilizes a broad range of manufacturing processes including compression molding, injection molding, blow molding, extrusion, pultrusion, spray-up molding and RTM and is able to use a wide variety of materials including SMC, bulk molding compound ("BMC"), glass mat thermoplastic ("GMT"), structural foam, glass reinforced urethane, polyethylene, polypropylene, polyvinyl chloride, Azdel and resinated natural fibers. The Company has secondary finishing capabilities including painting, in-mold coating, ultrasonic and vibration welding and bonding with urethane and epoxy adhesives and top coat painting capabilities sufficient to meet OEM Class A standards. These capabilities give the Company the ability to select a cost effective combination of materials and manufacturing methods for a given component and to deliver a finished component which is ready for installation. They also allow the Company to change its manufacturing techniques as technological innovation allows in order to reduce costs and improve product performance. Many competitors are dependent on fewer manufacturing processes and are at a competitive disadvantage to the Company when changes in manufacturing specifications by the OEM or new technologies or materials emerge that favor one raw material or manufacturing method over another. The Company believes this capability enhances its relationship with OEMs and further solidifies its role as a Tier 1 supplier.

 Low Cost, High Quality Manufacturing Position

  The Company believes that it is one of the lowest cost Tier 1 suppliers of plastic automotive components in North America. This is largely due to the strict cost controls implemented following its acquisitions and continuous improvement programs to enhance productivity and further reduce costs. Management believes OEMs prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's cost controls are closely integrated with its high quality manufacturing operations, thereby allowing it to profitably deliver high quality, easy to install and competitively priced components on a just-in-time basis. The Company has received numerous quality and performance awards including Ford's Q1, General Motors' Targets of Excellence award, GM Supplier of the Year (1995, 1996 and
1997), Chrysler's QE designation, Honda's Quality, Plant & Delivery Award, and Mazda's Total Quality Excellence award. Quality levels are currently being standardized across OEMs through the QS 9000 program. The Company has achieved QS 9000 certification in its Lenoir, NC, Newton, NC, Centralia, IL, Lapeer, MI, Canandaigua, NY, and Madison Heights, MI facilities. The Company has achieved ISO 9000 certification in its Jackson, OH facility. The Company is in the process of obtaining QS 9000 certification in the remainder of its facilities.

 Strong Design and Engineering Expertise

  The Company has an engineering and research and development staff that develops new products, materials and processing technologies through computer-aided design techniques. The Company works directly with OEM designers to create innovative solutions that simplify vehicle assembly. For example, the Company redesigned the rocker arm cover for the Ford 3.0L engine by combining the gasket, attachments, tubes and plates into one lightweight unit that can be more easily installed by the OEM. This part weighs 2 pounds (or 48%) less than a comparable steel rocker arm cover. Subsequently, this rocker arm cover has been successfully rolled out to Ford's 4.6L engine and a similar design was used for the 7.3L diesel engine cover. The Company also designed, engineered and now produces the Cross Car Beam, a structural component for the Ford Ranger/Explorer platform on which all of the instrument panel components are mounted. This Cross Car Beam eliminates approximately 20 separate metal and plastic parts, weighs less and reduces noise and vibration by approximately 33% compared to the steel structure it replaced. In 1997, the Company won a contract to supply the step-assist on GM's GMT800 sport utility vehicle. The Company's step-assist allowed design flexibility not possible with steel and is 20% lighter than a functionally similar steel step-assist. The Company recently won a program on GM's H-car for a front-end system (headlamp carrier) that, in comparison to traditional methods, consolidated five separate parts into one, and reduced the weight of the system by 40%.

EMPLOYEES

  As of February 28, 1998, the Company had approximately 4,207 employees,
1,661 of whom are union members; approximately 3,479 employees are hourly and approximately 728 are salaried. The Company is a party to collective bargaining agreements with respect to hourly employees at its Centralia, Lapeer, Woodstock, Dearborn, Jackson and Rio Clara facilities. The agreement with the UAW at the Centralia facility expires on October 1, 1998. With respect to this agreement, the Company and the UAW have begun preliminary discussions regarding benefits and other issues to minimize potential obstacles to reaching an acceptable agreement prior to expiration. The agreement with the UAW at Dearborn expires on September 30, 1999, and the agreement with the UAW at the Lapeer facility expires on February 1, 2000.
Each of the Company's agreements with the UAW contains a no-strike clause. The agreement with The Canadian Automobile Workers Union at the Woodstock facility expired on March 22, 1998, however the CAW has signed an indefinite contract extension while the negotiation process continues. Management believes discussions to this point have been very positive. The collective bargaining agreements with the United Steel Workers of America at Jackson expire on April 15, 2000. The industry wide agreement at Rio Clara is negotiated each year with the current agreement expiring on November 30, 1998. There do not appear to be any significant issues which would prevent an adoption of a mutually acceptable agreement in November 1998.

  Management believes its relationship with its employees is generally good. The Company has not experienced significant work interruptions resulting from serious labor disputes with its employees.

PATENTS

  The Company owns various patents which aid in maintaining its competitive position. These patents expire over the next ten years. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

ENVIRONMENTAL MATTERS

  Like similar companies, the Company's operations and properties are subject to extensive federal, state, local and foreign regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Inherent in manufacturing operations and the Company's real estate ownership and occupance activities is the risk of environmental liabilities as a result of both current and past operations, which liabilities cannot be predicted with certainty. The Company has incurred and will continue to incur costs associated with Environmental Laws in its business. As is the case with manufacturers in general, if a release of hazardous materials occurs on the Company's properties or at any off-site disposal location utilized by the Company or its predecessors, the Company may be held strictly, jointly and severally liable for response costs and natural resource damages under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar state and foreign laws (collectively, "Superfund"). While the Company devotes resources to ensuring that its operations are conducted in a manner which reduces such risks, the amount of such liability could be material.

  The soil and groundwater at the Company's Brickyard Road facility, located in Canandaigua, New York, contain hazardous materials in excess of applicable state cleanup standards. The Company currently estimates that the total cost to be incurred at this facility as a result of environmental conditions could range up to $0.6 million.

  The soil and groundwater at the Company's 111 North Street facility, located in Canandaigua, New York, contain hazardous materials in excess of applicable state cleanup standards. The Company is currently remediating the facility pursuant to a consent order entered into with the State of New York. The Company has spent approximately $0.25 million to date and currently estimates that remediation costs over the next four or five years should not exceed an additional $0.5 million.

  The soil and groundwater at a facility located on Linden Road in Rochester, New York, which is vacant, contain hazardous materials in excess of applicable state cleanup standards. The Company currently estimates that expenditures for remediation could reach $0.5 million.

  Each of these preliminary cost estimates is based upon currently available information. The actual cost of further investigation or remediation could differ materially from these projections.

  Under the terms of the Company's acquisition of Rockwell Plastics, Rockwell has indemnified the Company for past environmental liabilities (the "Rockwell Environmental Indemnity"), subject to a maximum aggregate contribution by the Company of $0.6 million and to the survival period of Rockwell's environmental representations and warranties, which expire July 2004. Since the time of the Rockwell Plastics acquisition,

Rockwell, pursuant to the Rockwell Environmental Indemnity, has performed additional investigation and analyses of the facilities acquired in that acquisition. These assessments verified some of the Company's findings but disagreed with others. Rockwell has subsequently remediated certain areas of the facilities and Rockwell and the Company are currently discussing the remaining unremediated areas. Notwithstanding the Rockwell Environmental Indemnity, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Rockwell. If Rockwell fails to honor its obligations under the Rockwell Environmental Indemnity, the Company would be required to bear the cost of bringing the former Rockwell facilities into substantial compliance in which event the Company's total exposure could be material. However, the Company has no reason to believe that Rockwell will not honor its remediation commitments.

  With respect to the facilities acquired in the Company's acquisition of GenCorp RPD, the Company identified a number of permitting, contamination, off-site liability, recordkeeping, reporting and hazardous waste regulation non-compliance issues. Since that acquisition, the Company believes it has brought the former GenCorp facilities into substantial compliance with applicable Environmental Laws. Under the terms of the transaction, the Company did not assume any liabilities arising from pre-existing violations of Environmental Laws, pre-existing contamination at GenCorp RPD facilities or off-site disposal of waste materials under Superfund. The Company is completely indemnified for these non-assumed liabilities (the "GenCorp Indemnity"). Notwithstanding the GenCorp Indemnity, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from GenCorp, Inc. If GenCorp, Inc. fails to honor the GenCorp Indemnity, the Company's total exposure for environmental matters arising from its acquisition of GenCorp RPD could be material. However, the Company has no reason to believe that GenCorp, Inc. will not honor the GenCorp Indemnity.

  With respect to the facilities acquired in the Eagle-Picher Acquisition, the Company identified a number of permitting, contamination, off-site liability, recordkeeping, reporting and hazardous waste regulation non-compliance issues. The Company intends to bring the Eagle-Picher facilities into substantial compliance with applicable Environmental Laws as soon as possible. Under the terms of the transaction, the Company did not assume any liabilities arising from off-site disposal of waste materials under Superfund, and the Company is completely indemnified for this potential Superfund liability by Eagle-Picher. In addition, the Company is indemnified by Eagle-Picher against any fines or penalties arising out of any pre-existing violations of Environmental Laws. Subject to a maximum indemnification limit of $53.25 million, the Company is also indemnified for any unidentified on-site contamination at, on, under or about the former Eagle-Picher facilities and unindemnified non-compliance issues, provided the Company asserts an indemnification claim within four years of the Eagle-Picher Acquisition. Finally, and in addition to its indemnity obligations, Eagle-Picher covenanted to remediate identified contamination as presently in place or as materially changed prior to 2003, (subject to certain financial limitations in the event of change in clean-up standards) at the former Eagle-Picher facilities pursuant to and in accordance with applicable state industrial standards. Notwithstanding these Eagle-Picher covenants and indemnification obligations, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Eagle-Picher. If Eagle-Picher fails to honor those indemnities or covenants provided to the Company, the Company's total exposure for environmental matters arising from the Eagle-Picher Acquisition could be material. However the Company has no reason to believe that Eagle-Picher will not honor the covenants or indemnities provided to the Company under the Eagle-Picher Acquisition.

  With respect to the facility acquired in the Goodyear-Jackson Acquisition, the Company identified a number of contamination, off-site liability, recordkeeping, hazardous waste regulation, underground storage tank, wastewater discharge and permitting non-compliance issues. The Company intends to bring the Goodyear-Jackson facility into substantial compliance with Environmental Laws as soon as possible. Under the terms of the acquisition, the Company is indemnified for the costs associated with rectifying identified violations of Environmental Laws. The Company did not assume any liabilities arising from off-site disposal of waste materials under Superfund, and the Company is fully indemnified for any potential Superfund liability by

Goodyear. In addition, the Company is indemnified by Goodyear, subject to a maximum indemnification limit of $2.5 million and after bearing the first $0.25 million of claims and a cost-sharing formula thereafter, against any unidentified pre-existing compliance issues under Environmental Laws and any unidentified on-site contamination at, on, under or about the former Goodyear-Jackson facility, provided the Company asserts an indemnification claim within three years of the Goodyear-Jackson Acquisition. In addition to its indemnity obligations, Goodyear covenanted to remediate identified contamination in excess of applicable regulatory limits and to make reasonable efforts to obtain a covenant not to sue under applicable state laws. Before remediating, Goodyear agreed to reimburse the Company, up to a maximum of $1.0 million, to investigate and repair the causes or sources of the identified contamination. Notwithstanding these Goodyear covenants and indemnification obligations, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Goodyear. If Goodyear refuses to honor the indemnities or covenants provided to the Company, the Company's total exposure for environmental matters arising from the Goodyear-Jackson Acquisition could be material. However, the Company has no reason to believe that Goodyear will not honor the covenants or indemnities provided to the Company in connection with the Goodyear-Jackson Acquisition.

  With respect to the facilities leased as a result of the Livingston Acquisition, the Company did not assume any of the liabilities for violation of environmental laws with respect to solid waste or hazardous materials transported by or on behalf of Livingston for off-site disposal or any liabilities of Livingston for the violation of environmental laws arising from the operation of Livingston prior to the closing date, including, any fine or penalty arising from any permit violation. Under the terms of the Livingston Acquisition, Livingston must indemnify the Company for all liabilities not assumed by the Company. However, Livingston's liability for all indemnity claims (environmental and non-environmental) is capped at approximately $1.7 million.

  A number of the Company's facilities are likely to be required to comply with the provisions of the Federal Clean Air Act ("CAA"), including Titles III and V of the CAA. Title III of the CAA includes provisions requiring the implementation of Maximum Achievable Control Technology ("MACT") to reduce emissions of certain hazardous air pollutants, including styrene, at certain manufacturing facilities emitting designated quantities of such pollutants. Air pollution controls to address styrene emissions could cost approximately $1.0 million per facility and, if MACT is ultimately required in connection with both the manufacture and use of this compound, may be required at three to five of the Company's facilities. It is possible that the cost of complying with the CAA could be material and the Company's failure to comply with the CAA in the future would likely have a material adverse effect on the Company.

  Based upon the Company's experience to date, as well as the existence of certain remediation and indemnification agreements obtained in connection with those acquisitions described above, the Company believes that the future cost of compliance with existing Environmental Laws (with the possible exception of the cost of CAA compliance described above) and liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations or financial position. However, future events, such as new information, more vigorous enforcement policies of regulatory agencies, stricter or different interpretations of existing Environmental Laws, changes in existing Environmental Laws or their interpretation, or the failure of indemnitors to fulfill their contractual obligations, may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations or financial condition.

  The Company's accounting policy is to accrue for environmental claims which it considers probable and reasonably estimable and to disclose a range of reasonably possible claims. See Note 1 to the Company's consolidated financial statements contained in Item 8 of this Annual Report.

                              ITEM 2--PROPERTIES

  The Company's executive offices are located in approximately 24,000 square feet of owned space at 555 Horace Brown Drive, Madison Heights, Michigan. The Company has 22 operating facilities with a total of approximately 2.6 million square feet of space. Molding operations are located at all of its operating facilities other than Rushville, Indiana, which is an assembly and warehouse facility. The Company believes that substantially all of its property and equipment are in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs through the 1997 model year. The following sets forth certain information concerning the Company's operating facilities:

              LOCATION                              SQUARE FOOTAGE OWNED/LEASED
              --------                              -------------- ------------
      Dearborn, MI (3 facilities)..................      87,000       Owned
      Lapeer, MI...................................     230,000       Owned
      Woodstock, Ontario, Canada...................      50,000       Leased
      Canandaigua, NY (3 facilities)...............     280,000       Owned
      Newton, NC...................................      54,000       Owned
      Lenoir, NC (3 facilities)....................     160,000    Owned/Leased
      Centralia, IL................................     473,000       Owned
      Shelbyville, IN..............................     366,000       Owned
      Rushville, IN................................      97,440       Leased
      Madison Heights, MI..........................      90,000       Leased
      Grabill, IN..................................     225,000       Owned
      Ashley, IN...................................     130,000       Owned
      Jackson, OH..................................     220,400    Owned/Leased
      Rio Clara, Brazil............................      79,008       Leased
      Auburn, WA (2 facilities)....................      85,000       Leased
                                                      ---------
        Total......................................   2,619,368
                                                      =========

  The Company also owns property and improvements in (i) Vassar, Michigan, which is currently leased (with an option to purchase) to a third party, (ii) Pittsford Township, New York, which is currently unoccupied, and (iii) Huntington, Indiana, which is currently unoccupied.

                           ITEM 3--LEGAL PROCEEDINGS

  From time to time the Company is engaged in routine litigation arising in the ordinary course of business; however, the Company is not party to any lawsuit or proceeding which, individually or in the aggregate, in the opinion of management, is likely to have a material adverse effect on the financial condition or results of operations of the Company.

  Eagle-Picher is a defendant in litigation commenced in May 1997 by Caradon Doors and Windows Inc. ("Caradon"), in the U.S. District Court, Northern District of Georgia. Caradon alleges that Eagle-Picher induced it to buy door skins from Eagle-Picher, causing Caradon to infringe upon a patent held by Therma-Tru Corporation, contrary to Eagle-Picher's representations. The complaint alleges claims for damages exceeding $10 million. Eagle-Picher intends to vigorously defend the claims in the complaint.

  On September 15, 1997, Therma-Tru Corporation filed an action against the Company and Pease Industries, Inc. alleging patent infringement under 35 U.S.C. (S) 271 and related claims, based upon substantially the same facts as in the Caradon case. Therma-Tru seeks an injunction against Cambridge and money damages of an unspecified amount. Discovery commenced December 31, 1997. The Company anticipates that a hearing to determine the property described in and protected by the patent, generally called a "Markmon hearing," will be held this summer. Therma-Tru filed a motion requesting summary disposition of certain issues material to determining the property rights protected by the patent. The Company anticipates that the hearing on Therma Tru's motion will occur sometime before the Markmon hearing.

  The proceedings are not sufficiently advanced in either the Caradon or the Therma-Tru case to allow an assessment of the Company's exposure in either case, if any. Under the terms of the Eagle-Picher Acquisition, the Company believes that it will be fully indemnified by Eagle-Picher for any amounts ultimately owed to Caradon or Therma-Tru resulting from the litigation.

          ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  In lieu of a special meeting of the shareholders of Holdings, by written consent dated December 31, 1997, the holders of 97% of the voting securities of Holdings approved an amendment to the Amended and Restated Certificate of Incorporation of Holdings (the "Certificate of Incorporation") to set the value of Holdings' Class P Common Stock (the "Class P Common") at $316.6667 per share. The Certificate of Amendment (the "Certificate of Amendment") to the Certificate of Incorporation was filed with the Delaware Secretary of State on January 21, 1998. Prior to the filing of the Certificate of Amendment, the value of the Class P Common was determined based on the net sales (as defined in the Certificate of Incorporation) of the Company.

                                    PART II

              ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the Company's common stock.

  The number of holders of each class of common equity of the Company are as follows:

    Class A
    Common_______19:
    Class L
    Common_______20:
    Class P
    Common________1:
    Preference____1:

  There were no cash dividends paid during the two most recent fiscal years. The Credit Agreement imposes certain restrictions on the issuance of dividends, and the indenture governing the Notes prohibits the declaration of dividends. The Company has no intention to pay cash dividends in the foreseeable future.

  As of December 31, 1997, Holdings sold 2,666.68 shares of Holdings' Class A Common Stock to twelve key employees for an aggregate purchase price of $880,030.57, payable pursuant to promissory notes. When paid, the proceeds will be used for general working capital purposes.

  These shares were sold by the Company pursuant to a claim of exemption from the registration requirements of the Securities Act of 1933 (the "Act") under
Section 4(2) of the Act. The claim of exemption is supported by the Company's determination, based in part on the purchasers' representations, that:

  (a) the purchasers are key employees of the Company with access to financial and other information of the type available in a registration statement under the Act;

  (b) the purchasers were provided access to officers of the Company for information concerning the Company and its operations;

  (c) by virtue of their key positions with the Company, education, industry experience and investment experience, the purchasers were capable of evaluating the merits and risks associated with an investment in the Company's common stock;

  (d) the purchasers acquired the shares for investment and not with a view to resale or distribution; and

  (e) the purchasers were able to financially withstand a loss on the shares, including a total loss of their investment.

  Based on the foregoing factors and other facts, the Company claims that the shares were sold in transactions not involving any public offering.

                        ITEM 6--SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Financial Statements included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated balance sheet and statement of operations data presented below, as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The selected balance sheet data and the selected statement of operations data as of December 31, 1995 and as of and for the years ended December 31, 1994 and 1993, were derived from audited financial statements, not presented herein.

                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------
                          1993(1)  1994(2)     1995    1996(3)   1997(4)
                          -------  --------  --------  --------  --------
                                        (DOLLARS IN THOUSANDS)
RESULTS OF OPERATIONS
 DATA:
Sales...................  $74,544  $190,944  $297,746  $346,026  $426,094
Cost of sales...........   62,727   159,455   253,893   294,742   367,037
                          -------  --------  --------  --------  --------
Gross profit............   11,817    31,489    43,853    51,284    59,057
Selling, general and
 administrative
 expenses...............    9,654    15,312    17,678    26,240    31,742
                          -------  --------  --------  --------  --------
Income from operations..    2,163    16,177    26,175    25,044    27,315
Interest expense........    1,769     6,161    12,388    23,190    28,036
Other (income) expense..     (519)     (657)     (746)      180       (56)
                          -------  --------  --------  --------  --------
Income (loss) before
 income taxes...........      913    10,673    14,533     1,674      (665)
Income tax expense
 (benefit)(5)...........      --     (1,450)    5,410       565      (238)
                          -------  --------  --------  --------  --------
Income (loss) before
 extraordinary item.....      913    12,123     9,123     1,109      (427)
Extraordinary item(6)...      --        --      4,426       --      9,788
                          -------  --------  --------  --------  --------
Net income (loss).......  $   913  $ 12,123  $  4,697  $  1,109  $(10,215)
                          =======  ========  ========  ========  ========
OTHER DATA:
Depreciation and
 amortization...........  $ 1,893  $  8,952  $ 16,715  $ 21,319  $ 24,082
Capital expenditures....       70     3,972    10,646     9,630    17,913
                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------
                          1993(1)  1994(2)     1995    1996(3)     1997
                          -------  --------  --------  --------  --------
                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT
 PERIOD END):
Working capital
 (deficit)..............  $  (269) $ 24,887  $ 25,544  $ 37,529  $ 48,292
Total assets............   40,547   189,317   175,115   262,230   369,484
Long-term debt, less
 current portion........   16,254   124,500   177,133   224,112   314,704
Total stockholders'
 equity (deficit).......    1,787   (14,753)  (63,839)  (62,141)  (72,494)

--------
(1) Includes results of Voplex from its February 1993 acquisition, which was accounted for as a purchase.
(2) In August 1994, the Company acquired Rockwell Plastics, and such transaction was accounted for as a purchase. The operating results of Rockwell Plastics are included in the Company's consolidated operating results from August 1, 1994. Also, effective August 1, 1994, the stockholders of Wolf and Voplex formed the Company and contributed shares of such businesses or merged such businesses into the Company. This transaction constituted a combining of interests under common control and was accounted for in a manner similar to a pooling of interests and prior year separate company financial statements were consolidated.
(3) In March 1996, the Company acquired GenCorp RPD for a purchase price of $32 million. The operating results of GenCorp RPD are included in the consolidated operating results from March 1, 1996.
(4) In February 1997, the Company acquired APX for a purchase price of $2.4 million. The operating results of APX are included in the Company's consolidating operating results from February 1, 1997. In July 1997, the Company completed the Goodyear-Jackson Acquisition and the Eagle-Picher Acquisition. The results of acquired Eagle-Picher and Goodyear-Jackson operations are included in the Company's consolidated operating results from July 1, 1997.
(5) In August 1994, the Company changed its tax status from Subchapter S to Subchapter C; prior to 1994, the Company's earnings were included in the taxable income of the Company's stockholders. If the Company had operated as a Subchapter C corporation during each of the periods presented, the pro forma income tax provision would be approximately $4.1 million and $0.4 million in 1994 and 1993, respectively.
(6) As part of the refinancing which occurred in 1995, a prepayment premium of $3.7 million was incurred, and approximately $3.4 million in deferred financing costs were charged against operations, net of certain tax benefits of $2.7 million. The extraordinary item for 1997 reflects the write-off of existing financing costs, remaining original issue discount and expense on early extinguishment of debt, net of tax, in connection with the Offering and borrowings under the Credit Agreement, and application of the proceeds thereof.

    ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

  The Company is a leading designer, developer and manufacturer of plastic components and systems for a variety of automobile, light truck and heavy truck OEMs.

  The Company has experienced rapid growth since 1990 due to increased plastic usage by OEMs, five major acquisitions and significant new product introductions. Such acquisitions include: Voplex in 1993, Rockwell Plastics in 1994, GenCorp RPD in 1996 and Eagle-Picher and Goodyear-Jackson in July 1997.

  The acquisition of Voplex increased the Company's overall molding and painting capabilities and significantly increased its sales through the entry into the interior plastic trim market. The acquisition of Rockwell Plastics increased sales to Ford, added Transplants and heavy truck OEMs as customers, enhanced the Company's functional parts manufacturing capabilities and added structural and exterior body panel manufacturing capabilities. The acquisition of GenCorp increased the Company's SMC capabilities, significantly increased its sales to General Motors and added Volvo Heavy Truck and Kenworth as heavy truck customers. The Eagle-Picher Acquisition added top coat painting capability, expanded the Company's non-automotive markets presence, enhanced relationships with Transplants, added to the Company's compression molding press capacity and is expected to enable the Company to consolidate its manufacturing of SMC. The Goodyear-Jackson Acquisition is expected to strengthen the Company's position as the leading SMC supplier to the medium and heavy truck OEMs, enhance relationships with Ford and Freightliner, expand its product offerings, and expand its SMC manufacturing, compression molding and injection molding capacity.

  Management believes that the Company has significant competitive advantages, including: (i) Tier 1 status and strong relationships with OEMs, which are important elements in achieving continued profitable growth; (ii) diversity of processes and materials which, in contrast to many competitors, allows the Company to manufacture each part in a cost effective manner, utilizing the optimal raw material and manufacturing method; (iii) a low cost, high quality manufacturing position; and (iv) strong design and engineering expertise. See "Business--Competition."

RESULTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31,
                          --------------------------------
                             1995       1996       1997
                          ---------- ---------- ----------
                          % OF SALES % OF SALES % OF SALES
                          ---------- ---------- ----------
Sales...................    100.0%     100.0%     100.0%
Gross profit............     14.7       14.8       13.9
Selling, general and ad-
 ministrative expenses..      5.9        7.6        7.4
Income (loss) before ex-
 traordinary item.......      3.1        0.3        0.0
Extraordinary item......      1.5        --         2.3
Net income (loss).......      1.6        0.3       (2.4)

1997 Compared to 1996

SALES

  Sales increased by $80.1 million, or 23.1% to $426.1 million in 1997, compared to $346.0 million in 1996. The increase in sales was primarily the result of the 1997 acquisitions of APX in February, Goodyear-Jackson and Eagle-Picher in July and Owens-Corning Brazil in September 1997. These acquisitions added sales of approximately $84.3 million in aggregate in 1997. Sales at existing Cambridge operations decreased $4.2 million, resulting from changes in product mix (due to the build out of such programs as Honda Accord bumpers, C-4 Corvette, U-Van, Ford Aerostar liftgates, Ford's Bronco liftgate, and Winstar), and lower volumes on GM's F-car, Suburban, M-Van and Ford's Taurus/Sable wagon load floors. These decreases were offset, in part, by increases in volumes on C-5 Corvette, Jeep, GMT530, Volvo, Ranger, Freightliner, Kenworth T-2000 and F-Series (PH96).

GROSS PROFIT

  Gross profit increased by $7.8 million or 15.2%, to $59.1 million for 1997, compared to $51.3 million for 1996. The increase was primarily the result of the acquisitions of APX, Goodyear-Jackson, Eagle-Picher and Owens-Corning Brazil in 1997, which added aggregate gross profit of $12.7 million. Gross margin decreased from 14.8% in 1996 to 13.9% in 1997. The decline in gross margin resulted primarily from launch costs incurred on programs launched beginning in the fourth quarter of 1996 (C-5 Corvette, Jeep and Volvo), along with costs associated with realignment of products among the Company's divisions. Certain changes in the Company's product mix, including lower volumes on such higher margin programs as Honda bumpers, which balanced out in 1997, Taurus/Sable wagon load floors, Honda sunshade and GM M-van, negatively impacted gross margins. Higher volumes on such programs as Freightliner, PACCAR, Chrysler-Jeep louvre, Buick H car and Pontiac W car, partially offset the negative impact on gross margin.

  Management expects 1998 gross margins to decline slightly from 1997 levels as the result of plant consolidations and manufacturing realignment, delays in HN80 component production as manufacturing is transferred from Ford to Freightliner during the first quarter of 1998, and costs associated with launches beginning in the third quarter of 1998. However, management anticipates gross margins in 1999 to rebound to 1996 levels upon completion of the launches, realization of benefits of manufacturing alignments, and a full year of production of the HN80.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses ("SG&A") of $31.7 million decreased to 7.4% of sales for 1997, compared to $26.2 million or 7.6% of sales for 1996. The increase in SG&A of $5.5 million reflects the addition of APX, Goodyear-Jackson, Eagle-Picher and OC-Brazil, which added SG&A costs of $2.2 million. The decrease in SG&A expenses as a percentage of sales reflects the spreading of overhead costs, particularly the Company's previous investments in infrastructure discussed below, over the Company's expanding sales base.

EXTRAORDINARY ITEM

  In July 1997, the Company retired all of its outstanding indebtedness with proceeds from the Initial Offering and borrowings under the Credit Agreement. In connection with this refinancing, the Company recorded an extraordinary loss of $9.8 million, net of tax, reflecting the write-off of existing deferred financing costs, remaining original issue discounts and expense upon early extinguishment of debt.

NET INCOME

  The Company recorded a net loss, before extraordinary item, of $0.4 million in 1997, compared the net income of $1.1 million in 1996. This decrease was the result of the items mentioned above and an increase in interest expense of $4.8 million to $28.0 million in 1997, compared to $23.2 million for 1996. The increase in interest expense for 1997 was primarily attributable to the increase in debt outstanding related to the Goodyear-Jackson, Eagle-Picher, APX and the Owens-Corning Brazil acquisitions.

 1996 Compared to 1995

SALES

  The Company's sales increased by $48.3 million, or 16.2%, to $346.0 million in 1996, compared to $297.7 million in 1995. The increase was primarily the result of the inclusion of GenCorp RPD operations for ten months following the Company's acquisition of GenCorp RPD, which added sales of $53.8 million. Sales at the existing Cambridge operations were $5.6 million lower than in 1995. This decrease resulted primarily from lower production volumes on the Chrysler Viper due to issues at other suppliers to the Viper, and on the Ford L&H series heavy trucks, which were discontinued earlier than expected in favor of the HN80, the L&H replacement vehicle.

GROSS PROFIT

  Gross profit increased by $7.4 million, or 16.9%, to $51.3 million in 1996, compared to $43.9 million in 1995. Gross margins remained relatively constant in 1996 at 14.8% of sales compared to 14.7% in 1995. The inclusion of GenCorp RPD operations for ten months following the Company's acquisition of GenCorp RPD added $1.2 million of gross profit, or 2.2% of GenCorp RPD sales. The GenCorp RPD gross margin reflects termination of GM's APV vehicle and costs associated with the launch of the following new programs: the Jeep hard top; the Volvo 2200; the GMT 530; and the Kenworth T2000. The impact of GenCorp RPD operations on consolidated gross margin was largely offset by strong gross margins in the Company's existing operations, reflecting production efficiencies for programs including the Cross Car Beam, Honda bumpers and Freightliner heavy truck programs, which the Company is able to realize as it gains experience with manufacturing new programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  SG&A increased to 7.6% of sales, or $26.2 million, in 1996, compared to 5.9% of sales or $17.7 million, in 1995. The increase was due in part to inclusion of GenCorp RPD operations for ten months following the GenCorp Acquisition which added $3.4 million in SG&A. An additional increase of $3.1 million is attributable to the investment in infrastructure at corporate headquarters, which added personnel in the areas of management information systems, finance, program management, human resources, sales/marketing and quality. Management believes that these investments position the Company for growth without commensurate increases in SG&A. The increase in 1996 SG&A also reflects increased sales commissions, increased professional fees associated with acquisition activities,and costs associated with expanding the Company's CAD and design areas.

NET INCOME

  The Company's net income was $1.1 million in 1996, compared to $9.1 million (before an extraordinary item of $4.4 million) in 1995. This decrease was primarily the result of the increased SG&A explained above and increased interest expense, which grew to $23.2 million in 1996, from $12.4 million in 1995, partially offset by the increase in gross profit explained above. The increase in interest was primarily due to additional indebtedness associated with the 1995 Transaction (as defined) and the GenCorp Acquisition. The Company's effective tax rate in 1996 was 34%, compared to 37% in 1995.

  The Company recorded a net loss of $2.9 million for the quarter ended December 31, 1996, as compared with net income of $4.0 million for the nine months ended September 30, 1996. The fourth quarter loss was attributable to new automotive and commercial truck program launches during the second half of 1996, including the Jeep hard top, C-5 Corvette, Volvo 2200, Kenworth T-2000 and GMT 530 truck. In addition, fourth quarter 1996 operating results reflect costs incurred by the Company to move three significant truck programs between facilities.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash needs historically have been for operating expenses, working capital and capital expenditures. Acquisitions have been financed through debt facilities collateralized by the Company's assets and cash flows. Management expects future cash will be required for capital expenditures and to fund working capital as the Company continues to expand its operations. Management expects capital expenditures to be approximately $23.0 million in 1998.

  Upon consummation of the Offering, the Company's previous credit agreement was replaced by the Credit Agreement, pursuant to which the Company may borrow up to $280.0 million. The Credit Agreement consists of $205.0 million in aggregate principal amount of term loans and a $75.0 million revolving credit facility available for working capital and general corporate purposes. The A Term Loans and B Term Loans of the Credit Agreement mature on the fifth and eighth anniversary of the initial borrowing, respectively, and will require annual principal payments (payable in quarterly installments) totaling approximately $7.4 million in 1998, $13.9 million in 1999, $16.4 million in 2000, $21.4 million in 2001, $34.0 million in 2002, $35.0 million in 2003,
$40.0 million in 2004 and $37.1 million in 2005. The revolving credit portion of the Credit Agreement matures on the fifth anniversary of the initial borrowing. The interest rate under the Credit Agreement is based on the Eurodollar rate plus the applicable Eurodollar margin.

  The Company believes that, based on current levels of operations and anticipated growth, its cash from operations together with other available sources of liquidity, including borrowings under the Credit Agreement will be sufficient over the next several years to make required payments of principal and interest on its debt, including payments due on the Notes and remaining obligations under the Credit Agreement, permit anticipated capital expenditures and fund working capital requirements.

  Net cash provided by operating activities for 1997 was $15.8 million, comprising net loss before extraordinary item for 1997 of $0.4 million with non-cash adjustments of $23.1 million. The non-cash items consisted of depreciation and amortization of $24.1 million, a non-cash charge to income for postretirement benefits of $2.2 million and deferred income tax benefit of $3.1 million. Changes in working capital components used $6.9 million, primarily as a result of timing of collections on trade accounts receivable, including billed reimbursable tooling.

  Net cash used in operating activities was $4.2 million for 1996 resulting from net income of $1.1 million, offset by non-cash expenses of $24.5 million and a negative change in working capital of $29.8 million. The negative cash flow from working capital is the result of timing of collections on customer tooling and other trade receivables, and timing of cash disbursements.

  The Company had capital expenditures of approximately $18.0 million in 1997, in comparison to approximately $9.6 million in 1996. Expenditures in 1997 relate primarily to the GM step assist, Ford 4.6L Cam Cover, Volvo L-5 program, Ford PN96, Kenworth T603/T2000, Ford Ranger, Sterling H80, Case and M15 installations. Cash used for acquisitions of $72.4 million in 1997 relates to Goodyear-Jackson, Eagle-Picher, APX and Owens Corning-Brazil; acquisitions of $18.2 million in 1996 relate to GenCorp RPD.

  In March 1996, the Company purchased certain assets and liabilities of GenCorp RPD for a purchase price of approximately $32.0 million, comprised of a cash payment of $18.2 million and debt issued of $13.8 million. The Company and Holdings retired indebtedness related to the subordinated notes payable and paid down the debt under the Previous Credit Agreement with the proceeds from the issuance of the Initial Offering.

YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with the programming code in existing computer and other operating systems as the millennium (year 2000) approaches. The issue is whether the date sensitive information within the various operating systems will properly recognize the date when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause systems to fail.

  The Company is using both internal and external resources to identify, correct or reprogram and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in early 1999 to allow adequate time for testing. The Company is currently completing the review process whereby machines and processors are evaluated for year 2000 compliance. Management is also developing plans to address non-complying systems. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

                           CERTAIN IMPORTANT FACTORS

  All forward-looking statements contained in this Annual Report reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment, specifically including but not limited to the following important factors, all of which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

INDUSTRY CONDITIONS

  The Company's business is tied to the North American vehicle industry which is highly cyclical and dependent on consumer spending and general economic conditions in North America. There can be no assurance that North American automotive production will not decline in the future or that the Company will be able to utilize any additional capacity it adds in the future. Economic factors adversely affecting automotive sales and production and consumer spending could adversely impact the Company's sales and its operating results. See "Business--Automotive and Light Truck Components Industry." In addition, the growing trend among OEMs to reduce their supplier base and to reduce costs while increasing quality control places great pressure on suppliers such as the Company.

  Many OEMs and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where the Company's products are included in assembled vehicles. These events could have a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION

  The automotive plastic component supply industry has undergone, and is likely to continue to experience, consolidation. See "Business--Automotive and Light Truck Components Industry--Consolidation of Supplier Base by OEMs." The Company believes that in order for its to maintain and enhance its position as a Tier 1 supplier to OEMs, it is important that it participate in this consolidation. Accordingly, the Company intends to selectively pursue acquisition targets that will broaden its product and process capabilities. There can be no assurance, however, that it will be successful in consummating such acquisitions or that it will be able to successfully integrate any such acquisitions without adversely affecting the Company's financial position or results of operations.

COMPETITION

  The Company's industry is highly competitive. A large number of actual or potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers, some of which are larger than the Company and have substantially greater resources. There can be no assurance that the Company's business will not be adversely affected by increased competition in the market in which it currently operates or in markets in which it will operate in the future, or that the Company will be able to improve or maintain its profit margins on sales to OEMs. In addition, the Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such models to the public. Although the Company has been successful in obtaining significant new business on new models, there can be no assurance that the Company will continue to be able to obtain such new business. Certain of the Company's competitors currently are larger, have greater operating flexibility and have greater financial resources than the Company. See "Business--Competition."

RELIANCE ON MAJOR CUSTOMERS

  For the year ended December 31, 1997, approximately 21.5% of the Company's sales were to General Motors, approximately 31.0% of the Company's sales were to Ford and approximately 10% of the Company's sales were to Chrysler. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization.
Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company products, continue with a particular vehicle program or purchase the Company's products for any successor vehicle program. The loss of any one of such customers, or a significant decrease in demand for certain models or a group of related models sold by any of its major customers, could have a material adverse effect on the Company. The failure of the Company to obtain new business for new models or to retain or increase business on redesigned existing models could have a material adverse effect of the Company. Decline in the production of new North American vehicles, due to reductions in North American vehicle demand or an increase in the share of the North American vehicle market by foreign OEMs manufacturing in their home countries, could have a material adverse effect on the Company. Moreover, because sales are typically secured during the two to five year vehicle model development period prior to marketing to the public, there can be no assurance that efforts to replace any lost sales, if successful, would yield cash revenues in time to prevent a material adverse effect on the Company. See "Business--Customers."

  Automotive suppliers are under constant pressure to reduce product prices. General Motors, Ford and Chrysler have established policies which do not permit price increases, even though underlying material or other costs may have increased due to circumstances beyond a supplier's control. Most of the Company's products are manufactured using petroleum-based plastic resins. The price of petroleum, while relatively stable in recent years, has experienced wide fluctuations in the past. Significant increases in the price of petroleum could result in increased cost of the Company's principal raw materials which, if not recoverable from the Company's customers, could have a material adverse effect on the Company's results of operations.

  At the same time, OEMs continue to pressure suppliers such as the Company to reduce costs, to increase quality control and, in some cases, to share cost savings with them through a reduction of parts prices. Although the Company believes that its prices will remain competitive, there can be no assurance that it will be able to improve or maintain its profit margins on sales to OEMs.

INTEGRATION OF ACQUISITIONS

  The Company has successfully integrated a number of significant operations in the past and believes that it has developed comprehensive plans to consummate integration of Eagle-Picher, Goodyear-Jackson, Owens-Corning Brazil and Livingston. Successful integration requires realization of cost savings through consolidation of SG&A functions, optimization of manufacturing processes, reduction of materials' cost through consolidated purchasing and other identified strategies. The realization of these cost savings, in some instances, requires cooperation of customers, suppliers and employees of the Company and no assurance can be given that the integration of Eagle-Picher, Goodyear-Jackson, Owens-Corning Brazil, Livingston or future acquisitions will be successful or that their anticipated strategic benefits will be realized. If the Company is unable to successfully integrate these or future acquisitions, the Company's results from operations may be adversely affected. See "Business--The Eagle-Picher Acquisition" and "--The Goodyear-Jackson Acquisition."

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  To be filed supplementally pursuant to Exchange Act Rule 12b-25.


    ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACCOUNTANTS

  On October 16, 1997, the Company dismissed Deloitte & Touche LLP as its independent accountants. The reports of Deloitte & Touche LLP on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Board of Directors participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through October 16, 1997, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years.

  During the two most recent fiscal years and through October 16, 1997, there have been no reportable events (as defined in Regulations S-K Item 304(a)(l)(v)).

NEW INDEPENDENT ACCOUNTANTS

  The Company engaged Price Waterhouse LLP as its new independent accountants as of October 17, 1997. During the two most recent fiscal years and through October 17, 1997, the Company has not consulted with Price Waterhouse LLP regarding either (i) the application of accounting principles to a specific transaction either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Price Waterhouse LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(l)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(l)(v) of Regulation S-K.

                                    PART III

          ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages as of March 1, 1998 and a brief account of the business experience of each person who is a director, executive officer or other significant employee of the Company or Holdings.

       NAME              AGE                        POSITION
       ----              ---                        --------
Richard S. Crawford.....  51 Chairman of the Board and Chief Executive Officer
Kevin J. Alder..........  40 Chief Operating Officer and President
John M. Colaianne.......  41 Chief Financial Officer and Secretary
C. Keith Chulumovich....  36 Corporate Controller and Treasurer
Thomas N. Paisley.......  47 President--Engineered/Exterior and Powertrain Divisions
Richard H. Frank........  58 President--Commercial Truck Division
Patrick Pavelka.........  46 President--Interior Systems Division
Terry S. Werrell........  61 President--Industrial Products Division
Michael E. Kilpinen.....  52 Executive Vice President--R&D-Technical Services
Alan M. Swiech..........  39 Vice President--Human Resources
David W. Marten.........  41 Vice President--Quality
Ira J. Jaffe............  58 Director
Robert C. Gay...........  46 Director
Edward W. Conard........  41 Director
Ronald P. Mika..........  37 Director

  RICHARD S. CRAWFORD founded a predecessor of the Company in 1988. Mr. Crawford was President, Chief Executive Officer and director of the Company, Holdings and its predecessors from their inception to March, 1996 when he became Chief Executive Officer and Chairman of the Board of the Company and Holdings. Prior to founding the company which was to become the Company, Mr. Crawford founded a real estate, construction and marketing firm, the Lakeside Investment Company. He has also been active as a real estate developer, financial investor and merger and acquisition specialist.

  KEVIN J. ALDER joined the Company in November 1996. Mr. Alder possesses 17 years of industrial experience varying from Engineering to Operations Management. From 1993 until joining the Company, Mr. Alder was the Vice President Operations & Sales at Magna Interior Systems Group. In addition, he held the position of Vice President Operations at Textron, President and Chief Operating Officer at US Farathane Corporation and Vice President Operations (General Plants Manager) at Johnson Controls and Engineer/Quality Engineer at John Deere.

  JOHN M. COLAIANNE joined the Company in June 1996, was appointed Executive Vice President Business Development in December 1996, and in April 1997 was appointed Chief Financial Officer. Mr. Colaianne has 18 years financial experience with 12 years automotive related and six years aerospace and railway experience. From 1993 until joining the Company, Mr. Colaianne was Chief Financial Officer at RPI, Inc. and Butler Metal Products, American & Canadian subsidiaries of Oxford Investment Group. Prior to that he was Corporate Controller and Vice President of Freedom Forge Corporation (specializing in railway parts), Corporate Controller/Controller at American Technologies/Ferro Manufacturing (specializing in automotive and aerospace) and auditor of automotive and property development industries with Touche Ross & Co.

  C. KEITH CHULUMOVICH joined the Company in 1993 as controller of the Dearborn facility. Prior to becoming corporate controller in early 1996, he was also controller of the Lapeer facility. Prior to joining the Company, Mr. Chulumovich was a manager with Deloitte & Touche LLP in Detroit, serving clients for nine years in manufacturing, leasing and other industries.

  THOMAS N. PAISLEY joined the Company upon the consummation of the Company's acquisition of Rockwell Plastics. Mr. Paisley has over 27 years experience in manufacturing. Mr. Paisley joined the Company's Ontario facility of Butler Polymet in 1976 as Production Manager. In 1983 he moved to Lenoir as Manufacturing Manager. In 1990, after the acquisition of Butler Polymet by Rockwell Plastics, Mr. Paisley was promoted to Plant Manager of the Lenoir facility. In 1993, Mr. Paisley was promoted to Director of Structural/Functional and Energy Management Systems for Rockwell Plastics. In August 1994 Mr. Paisley became General Manager of Cambridge North Carolina operations and was promoted to President of Engineered Products Division in October 1994.

  RICHARD H. FRANK joined the Company in 1994 upon the consummation of the Company's acquisition of Rockwell Plastics, where he had been employed for 18 years. Prior to joining Rockwell, Mr. Frank was employed for 18 years in various positions by General Motors. Mr. Frank is a member of the Industrial Development Research Council, the Society of Plastic Engineers and the Project Management Institute.

  PATRICK PAVELKA joined the Company in 1988 and, prior to becoming the General Manager of the Lapeer facility, was General Manager of the Dearborn facility. Prior to joining the Company, Mr. Pavelka was a manufacturing and materials manager for Signet Industries. Mr. Pavelka has over 20 years of experience in the areas of manufacturing and materials management.

  TERRY S. WERRELL joined a predecessor of the Company in June 1992. Mr. Werrell has 42 years of manufacturing and engineering experience in the automotive industry, 20 years with General Motors in various management positions and 22 years in the supplier industry serving in general management positions. Prior to joining the Company he was a co-owner of a decorative zinc die casting company headquartered in Detroit.

  MICHAEL E. KILPINEN joined the Company in March 1996 upon the consummation of the Company's acquisition of GenCorp RPD where he had been employed since 1989. Prior to becoming Executive vice President Engineering and Technology, Mr. Kilpinen served in various engineering management positions with ASC, Ford Motor Company Body Engineering and American Motors Corporation.

  ALAN M. SWIECH joined the Company in August 1996. Prior to joining the Company Mr. Swiech served as Employee & Industrial Relations Manager at United Technologies Automotive since 1993. He was previously with Pratt & Whitney Aircraft (United Technologies Corporation), an aerospace manufacturer, from May 1982 until July 1993 where he held various management positions within the Human Resources Organization. Mr. Swiech has over 18 years experience in the area of labor relations and human resource management.

  DAVID W. MARTEN joined the Company in 1996 as Vice President of Quality and Continuous Improvement. Mr. Marten has over 22 years experience in automotive and heavy truck component manufacturing. From January 1995 until joining the Company, Mr. Marten was Director--Product & Process Improvement for Echlin Automotive, Preferred Technical Group. From April 1989 until joining Echlin Automotive, Mr. Marten was Manager--Product & Process Quality for TRW Inc., Vehicle Safety Systems.

  IRA J. JAFFE has been a director of the Company and Holdings since February 27, 1996. Mr. Jaffe has been a member of the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation since 1968, which provides legal services to Holdings and the Company.

  ROBERT C. GAY became a director of the Company and Holdings on November 17, 1995. Mr. Gay has been a Managing Director of Bain Capital, Inc. since April 1993 and has been a general partner of Bain Venture Capital since 1989. Mr. Gay is a director of IHF Capital, Inc., parent of ICON Health and Fitness, Inc., Physio-Control International Corporation, GT Bicycles, Inc., GS Technologies Operating Co., Inc. and American Pad & Paper Company.

  EDWARD W. CONARD became a director of the Company and Holdings on November 17, 1995. Mr. Conard has been a Managing Director of Bain Capital, Inc. since April 1993. From 1990 to 1993, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Previously, he was a Vice President at Bain & Company, where he headed the firm's operations practice area. Mr. Conard is a director of Waters Corporation and Medical Specialties Group, Inc.

  RONALD P. MIKA became a director of the Company and Holdings in March 1996. Mr. Mika has been a Managing Director of Bain Capital, Inc. since January 1997 and, prior to that time, had been a principal of Bain Capital, Inc. since December 1992. Mr. Mika is a director of IHF Capital, Inc., parent of ICON Health and Fitness, Inc.

  GERALD L. GLICK was a director of the Company and Holdings until December 4, 1997, at which time Mr. Glick's resignation was accepted.

DIRECTORS' COMPENSATION POLICY

  Directors currently receive no directors' compensation. During 1997, Mr. Glick received $2,500 per Board meeting.

                        ITEM 11--EXECUTIVE COMPENSATION

  The following table and notes set forth information concerning the compensation for 1997 for Mr. Crawford, the four other most highly compensated executive officers and the two most highly compensated executive officers of the Company or Holdings who were not executive officers as of the end of 1997.

                          SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION
                                               --------------------------------
                                                SALARY   BONUS   OTHER ANNUAL
NAMES AND PRINCIPAL POSITION*                    ($)      ($)   COMPENSATION(3)
-----------------------------                  -------- ------- ---------------
Richard S. Crawford, Director, CEO............ $475,000 370,833     10,267
Kevin J. Alder, COO, President(3).............  275,000 148,582      7,025
Thomas N. Paisley, President--Engineered/
 Exterior and Powertrain Divisions(3).........  200,000  44,585     18,020
Patrick Pavelka, President--Interior System
 Division(3)..................................  175,000  54,585      8,325
John M. Colaianne, CFO(3).....................  151,458  84,585     16,208
Richard E. Warnick, COO(1)....................  218,750     -0-      9,500
Donald Holton, Director, President(2).........  475,000     -0-        -0-

--------
(1) In connection with the 1995 Transaction, Holdings purchased Mr. Warnick's 20% interest in Holdings (actually held by R&C Warnick, L.L.C., a limited liability company owned by Mr. Warnick and his wife (the "Warnick LLC"), for $10 million, pursuant to a Stock Purchase Agreement dated as of November 17, 1995 in which the Warnick LLC and Mr. Warnick agreed to a five-year covenant not to compete. Simultaneously, Mr. Warnick and the Company entered into an Employment Agreement pursuant to which Mr. Warnick agreed to provide transitional assistance to the Company for a period of two years. Under the Employment Agreement, Mr. Warnick received an annual salary of $218,750 in 1997.
(2) Effective December 4, 1996, the employment of Donald Holton as President and a Director of the Company was terminated by mutual agreement of the Company and Mr. Holton. The Company and Mr. Holton have negotiated terms of an agreement, but a written agreement has not yet been concluded. The negotiated terms include: (i) the purchase by Mr. Holton of shares of Class A and Class L Common Stock of Holdings for an aggregate purchase price of approximately $1 million to be paid by application of approximately $350,000 of salary and bonus earned by Mr. Holton during 1996, a promissory note from Mr. Holton in the amount of $500,000 and approximately $150,000 in cash; (ii) full vesting of 2,000 Tranche 1 option shares of Holdings previously granted to Mr. Holton; (iii) payments of severance benefits of approximately $42,000; (iv) continuation of Mr. Holton's non-competition agreement with the Company until December 31, 1997 and non-solicitation agreement until no later than December 31, 1998; and (v) Mr. Holton's agreement not to sue Holdings and the Company. There can be no assurance that an agreement with Mr. Holton will be concluded or that if concluded, it will include these terms.

(3) As of December 1, 1997, certain key employees purchased shares of Holdings Class A Common Stock and shares of Holdings Class L Common Stock and certain key employees and were issued options to purchase Holdings Class A Common Stock. The Company believes all stock purchased by such key employees during 1997 was purchased at fair market value. The Company also believes that the options for Holdings Class A Common Stock are exercisable at fair market value as of the date of grant and that current values of shares subject to options are at or below exercise prices. See "Stock Option Grants in Last Fiscal Year" table, "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values" table and "Business--Stock Purchase and Stock Option Agreements" below.


                   STOCK OPTION GRANTS IN LAST FISCAL YEAR*

                                                                                 POTENTIAL
                                                                                REALIZABLE
                                                                                 VALUE AT
                                                                                  ASSUMED
                                                                               ANNUAL RATES
                                                                                 OF STOCK
                                                                                   PRICE
                                                                               APPRECIATION
                                                                                    FOR
                                     INDIVIDUAL GRANTS                          OPTION TERM
                         ------------------------------------------            -------------
                          % OF TOTAL  NUMBER OF SECURITIES EXERCISE
                         OPTIONS/SARS   UNDERLYING STOCK    PRICE   EXPIRATION   5%    10%
          NAME           GRANTED (#)  OPTIONS GRANTED (#)   ($/SH)     DATE     ($)    ($)
          ----           ------------ -------------------- -------- ---------- ------ ------
Richard S. Crawford.....      --                     -0-       --         --      --     --
Kevin J. Alder.......... 58.1%        Tranche 1:  1250       3.30    10-31-01   1,693  3,987
                                      Tranche 2:   625     642.13    10-31-01     -0-    -0-
                                      Tranche 3:   625     972.13    10-31-01     -0-    -0-
Thomas N. Paisley....... 10.5%        Tranche 1:   225       3.30    12-17-00     305    718
                                      Tranche 2: 112.5     642.13    12-17-00     -0-    -0-
                                      Tranche 3: 112.5     972.13    12-17-00     -0-    -0-
Patrick Pavelka......... 10.5%        Tranche 1:   225       3.30    12-17-00     305    718
                                      Tranche 2: 112.5     642.13    12-17-01     -0-    -0-
                                      Tranche 3: 112.5     972.13    12-17-01     -0-    -0-
John M. Colaianne....... 10.5%        Tranche 1:   225       3.30      7-1-01     305    718
                                      Tranche 2: 112.5     642.13      7-1-01     -0-    -0-
                                      Tranche 3: 112.5     972.13      7-1-01     -0-    -0-
Richard E. Warnick......      --                     -0-       --         --      --     --
Donald Holton...........      --                     -0-       --         --      --     --

--------
*  Table summarizes Holdings options.

              AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES*

                                                           NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED          IN-THE-MONEY
                         SHARES ACQUIRED VALUE REALIZED   OPTIONS AT FY-END (#)      OPTIONS AT FY-END ($)
          NAME           ON EXERCISE (#)      ($)       EXERCISABLE/ UNEXERCISABLE EXERCISABLE/ UNEXERCISABLE
          ----           --------------- -------------- -------------------------- --------------------------
Richard S. Crawford.....       -0-            -0-           5,308.10/8,802.98                 -0-
Kevin J. Alder..........       -0-            -0-                    500/2000                 -0-
Thomas N. Paisley.......       -0-            -0-                     180/270                 -0-
Patrick Pavelka.........       -0-            -0-                     180/270                 -0-
John M. Colaianne.......       -0-            -0-                      90/360                 -0-
Richard Warnick.........       -0-            -0-                         -0-                 -0-
Donald Holton...........       -0-            -0-                         -0-                 -0-

--------
*  Table summarizes Holdings options.
(1) Consists of 7,922.54 at $3.30/sh, 3,096.27 at $312.13/sh, and 3,092.27 at
$642.13/sh.

EMPLOYMENT AGREEMENTS

  In connection with the 1995 Transaction, Mr. Crawford entered into an employment agreement with the Company, pursuant to which Mr. Crawford receives an annual base salary in the amount of $475,000 and an annual performance based bonus for an amount not to exceed 50% of his base salary. In addition, Mr. Crawford was paid a $412,500 consulting fee in connection with the Company's acquisition of GenCorp RPD. A December 31, 1997 amendment to Mr. Crawford's employment agreement provides that at the closing of each acquisition of an additional business the Company will pay Mr. Crawford a fee in the amount of three quarters of one percent (0.75%). Mr. Crawford's employment agreement also provides for a severance payment equal to three months of his base salary in the event his employment is terminated for any reason other than resignation. The employment agreement provides that Mr. Crawford will not directly or indirectly compete with the Company for two years following termination of his employment with the Company.

STOCK PURCHASE AND STOCK OPTION AGREEMENTS

  Effective December 1, 1997, the Company distributed Stock Purchase and Stock Option Agreements to 12 of its key employees. Pursuant to those agreements, each such employee purchased shares of Class A Common Stock and Class L Common Stock (the "Purchased Shares"), at a per share price of $3.30 and $1,306.80, respectively, and some employees were granted options (the "Options") to purchase additional shares of Class A Common Stock (the "Option Shares", and together with the Purchased Shares, the "Shares").

  The consideration for the Purchased Shares was paid as follows: (i) at least fifty percent in cash or pursuant to a short-term 8.5% full recourse promissory note, to be repaid out of the employee's bonuses for 1997 and 1998, with any remaining balance being due on May 1, 1999; and (ii) the balance in the form of a five-year 8.5% full recourse promissory note, with interest-only payments being required on an annual basis. Both notes were secured by a pledge of the Purchased Shares.

  So long as the employee remains employed by the Company, the Purchased Shares vest over a five year period, beginning on the later of November 17, 1995 or the date the employee first became employed by the Company.

  The Options also vest over the same five year period, so long as the employee remains employed by the Company, although the occurrence of certain "acceleration events" may cause the Options to become fully vested.

  In order to exercise the Options, the employee must so notify the Company within thirty days after the earlier of the termination of the employee's employment with the Company or the end of the fifth year after the date the Option first became exercisable. Fifty percent of an employee's Options are exercisable at a price of $3.30 per share, twenty-five percent are exercisable at a price of $642.13 per share, and the balance are exercisable at a price of $972.13 per share.

  The employee may not transfer any of the Shares, except to a charitable remainder trust or certain family members, or under other, limited circumstances.

  On termination of the employee's employment with the Company, the Company and its shareholders may purchase all or a portion of the Shares. The purchase price for vested Shares will be their fair market value, if the employee's employment was terminated for any reason other than cause. In all other circumstances, the repurchase price for the Shares, vested or unvested, will be the lower of fair market value or the original purchase price paid for the Shares. The Company must exercise the repurchase right within one year following termination of the employee's employment, unless the Company is legally or contractually prohibited from exercising such right during such period, in which case the Company shall be entitled to defer such purchase until all such restrictions have been removed.

  Each employee is subject to non-compete, non-solicitation and confidentiality provisions which are set forth in the agreements.

  The following employees, who are named in the preceding compensation tables, purchased shares of Class A Common Stock and Class L Common Stock and were granted options for Class A Common Stock as follows:

                                                                      SHORT-TERM   EMPLOYEE
          NAME           CLASS A SHARES CLASS L SHARES PURCHASE PRICE NOTE AMOUNT NOTE AMOUNT
          ----           -------------- -------------- -------------- ----------- -----------
Kevin J. Alder..........     757.58         189.39      $249,994.87   $124,997.44 $124,997.44
Thomas M. Paisley.......     303.03          75.76       100,003.17     50,001.59   50,001.58
Patrick T. Pavelka......     303.03          75.76       100,003.17     50,001.59   50,001.58
John M. Colaianne.......     303.03          75.76       100,003.17     50,001.59   50,001.58

CHANGE IN CONTROL SEVERANCE AGREEMENTS

  Effective December 1, 1997, the Company and each of Kevin J. Alder, John M. Colaianne, Thomas N. Paisley, Richard H. Frank, Patrick T. Pavelka and Terry S. Werrell executed a Change In Control Severance Agreement, pursuant to which the Company will pay the employee up to one year's salary and will provide the employee up to one year's benefits as severance pay, in the event there is a "change in control" of the Company or substantially all of the Company's assets are sold (a "Change In Control Event"), and the employee's employment with the successor is terminated without cause or the employee terminates such employment with good reason. Under those same circumstances, the employee will have the option of causing the Company to purchase all or any portion of the Shares, at their fair market value. The period of time during which the Company must make such severance payments and provide such severance benefits will be reduced by the amount of time during which the employee was employed by the Company's successor after the Change In Control Event.

    ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company is a wholly owned subsidiary of Cambridge Industries Holdings, Inc. ("Holdings"). The capital stock of Holdings consists of preference stock, par value $.01 per share ("Preference Stock"), Class A common stock, par value $0.01 per share ("Class A Common"), Class L common stock, par value $0.01 per share ("Class L Common"), and Class P common stock, par value $0.01 per share ("Class P Common" and collectively with the Class A Common and Class L Common, "Common Stock"). The Preference Stock is senior in right of payment to the Common Stock; the Class L Common is senior in right of payment to the Class A Common and Class P Common; and the Class P Common is senior in right of payment to the Class A Common. All of the issued and outstanding shares of Preference Stock are owned by Crawford Investment Group L.L.C. ("Crawford LLC"). Holders of Preference Stock have no voting rights except as required by law. The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Holdings, including the election of directors. The Bain Funds and Crawford LLC, own 55% and 42%, respectively, of the voting stock and are parties to a stockholder agreement regarding the ownership (including the voting) of such stock. By virtue of such stock ownership and agreement, the Bain Funds and Crawford LLC will have the power to control all matters submitted to a vote of stockholders, including election of directors of Holdings and, indirectly, to elect all directors of the Company.

  The following tables set forth certain information as of December 31, 1997 regarding the beneficial ownership of (i) voting common stock by each person (other than directors and executive officers of the Company) known to the Company to own more than 5% of the outstanding voting common stock of Holdings and (ii) voting and non-voting common stock by each director of the Company, each named executive officer and all of the Company's directors and executive officers as a group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                             NUMBER AND       NUMBER AND     NUMBER AND     NUMBER AND      NUMBER AND
                           PERCENTAGE OF    PERCENTAGE OF   PERCENTAGE OF PERCENTAGE OF    PERCENTAGE OF
                            OUTSTANDING      OUTSTANDING     OUTSTANDING   OUTSTANDING      OUTSTANDING
                             SHARES OF        SHARES OF       SHARES OF     SHARES OF        SHARES OF
                              CLASS A          CLASS L         CLASS P      PREFERENCE        VOTING
                             COMMON(1)        COMMON(1)       COMMON(1)       STOCK        SECURITIES(1)
                          ---------------- ---------------- ---------------------------- -----------------
Bain Funds(2)...........  61,333.28 83.47% 15,333.32 55.99%   --0--    0%   --0--     0%  76,666.60 52.20%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Richard S. Crawford(3)..   5,308.10  7.22% 11,250.00 41.08%  45,000  100%   1,000   100%  62,558.10 42.60%
 Cambridge Industries,
  Inc.
 555 Horace Brown Drive
 Madison Heights, MI
  48071
Robert C. Gay(2)........  61,333.28 83.47% 15,333.32 55.99%   --0--    0%   --0--     0%  76,666.60 52.20%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Edward Conard(2)........  61,333.28 83.47% 15,333.32 55.99%   --0--    0%   --0--     0%  76,666.60 52.20%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Ronald P. Mika(2).......  61,333.28 83.47% 15,333.32 55.99%   --0--    0%   --0--     0%  76,666.60 52.20%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Kevin J. Alder..........   1,257.58  1.71%    189.39   .69%   --0--    0%   --0--     0%   1,446.97   .99%
Thomas M. Paisley.......     483.03   .66%     75.76   .28%   --0--    0%   --0--     0%     558.79   .38%
Patrick T. Pavelka......     483.03   .66%     75.76   .28%   --0--    0%   --0--     0%     558.79   .38%
John M. Colaianne.......     393.03   .53%     75.76   .28%   --0--    0%   --0--     0%     468.79   .32%
All Directors and
 Executive Officers as a
 Group
 (12 persons)(1)(2).....  69,258.05 94.25% 26,999.99 98.59%  45,000  100%   1,000   100% 142,258.04 99.00%

--------
(1) Includes a total of 13,111.981 shares of Class A Common and a total of 1,720.82 shares of Class L Common, respectively, issuable upon exercise of warrants and options exercisable currently or within 60 days from the date hereof. Does not include shares which may be issued to Donald Holton, a former officer and director of the Company. See "Business--Compensation of Executive Officers".
(2) Amounts shown represent the aggregate number of shares of Class A Common (including warrants to obtain Class A Common) and Class L Common (including warrants to obtain Class L Common) held by Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates, BCIP Trust Associates, L.P. and Bain Capital V Mezzanine Fund, L.P. (collectively, the "Bain Funds"). Messrs. Gay, Conard and Mika are directors of the Company and Holdings and are managing directors of Bain Capital Investors, Inc. ("BCI") and Bain Capital Investors V, Inc. ("BCI-V"). BCI is the general partner of Bain Capital Partners IV ("BCP-IV"), BCI-V is the general partner of Bain Capital Partners V ("BCP-V") and Bain Capital V Mezzanine Partners, L.P. ("BCMP-V"). Messrs. Gay and Conard are also limited partners of BCP-IV and BCP-V and Mr. Mika is a limited partner of BCP-V. BCP-IV is the general partner of Bain Capital Fund IV, L.P. and Bain Capital Fund IV-B, L.P. BCP-V is the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P. BCMP-V is the general partner of Bain Capital V Mezzanine Fund, L.P. Messrs. Gay, Conard and Mika are general partners of BCIP Associates and BCIP Trust Associates, L.P. Accordingly, Messrs. Gay, Conard and Mika may be deemed to beneficially own shares owned by the Bain Funds; although Messrs. Gay, Conard and Mika disclaim beneficial ownership of any such shares.
(3) Includes 45,000 shares of Class P Common and 11,250 shares of Class L Common and 1,000 shares of Preferred Stock beneficially owned by Richard
    S. Crawford through Crawford Investment Group LLC, formerly known as 22708-12 Harper L.L.C., owned 45% by Mr. Crawford, 45% by the 1994 Richard Crawford Qualified Annuity Trust u/a/d December 22, 1994, 5% by Elizabeth
    T. Crawford, his wife, and 5% by the 1994 Elizabeth T. Crawford Qualified Annuity Trust u/a/d December 23, 1994.

            ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE 1995 TRANSACTION

  In November 1995, Holdings was recapitalized (the "1995 Transaction"), the terms of which included: (i) the purchase of Holdings' common stock for approximately $18 million by the Bain Funds; (ii) the repurchase by Holdings of shares of its common stock (the "Redeemed Shares") (a) from Crawford LLC for $23.25 million, (b) from an affiliate of Richard E. Warnick for $10.0 million, (c) from an affiliate of John D. Craft, an officer and former director of the Company and a former principal stockholder of Holdings, for $16 million and (d) from DLJ Merchant Banking, Inc. for $21.3 million; and
(iii) the exchange of shares of Holdings' common stock (the "Exchanged Shares") held by Crawford LLC for newly issued shares of Holdings' capital stock. The Exchanged Shares and the Redeemed Shares represented all of the outstanding stock of Holdings prior to the 1995 Transaction. As a result, the newly issued capital stock of Holdings referred to above represents all of the capital stock of Holdings. See "Security Ownership."

STOCKHOLDERS AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

  Pursuant to a stockholders agreement which was amended as of December 31, 1997 (the "Stockholders Agreement"), Holdings, Crawford LLC, the Bain Funds and certain other investors have agreed that until certain designated events occur, such parties will vote for three of Bain's nominees and two of Crawford LLC's nominees to the Company's and Holdings' boards of directors. The Stockholders Agreement and both the Company's and Holdings' By-Laws require that four of the five Directors be present in person or by proxy to constitute a quorum for voting purposes; the affirmative vote of four of the five Directors is required to approve a proposal voted upon. The Stockholders Agreement also contains restrictions (with certain exceptions) on the transfer of the common stock by a party thereto, including rights of first offer of Holdings and other stockholders of Holdings and establishes drag-along and preemptive rights in certain events. The parties to the Stockholders Agreement have also entered into a registration rights agreement providing certain registration rights relating to their shares of Common Stock.

STOCK OPTION AGREEMENT

  At the time of the 1995 Transaction, Holdings entered into a stock option agreement with Mr. Crawford (the "Stock Option Agreement") which grants him options to acquire 15,845.08 shares of Class A Common in the following tranches: (i) a three year straight-line vested option to purchase up to 7,922.54 shares of Class A Common for $3.30 per share; and (ii) options to purchase up to 3,961.27 shares of Class A Common at an exercise price of $312.13 per share and up to 3,961.27 shares of Class A Common at $642.13 per share, exercisable after the Company has achieved earnings before interest and taxes of at least $32 million. All three tranches expire on the earlier of the November 17, 2005, the termination of Mr. Crawford's employment by the Company or Holdings or the occurrence of certain transactions resulting in Holdings becoming a public company or otherwise undergoing a change of control. The Stock Option Agreement also includes restrictions on transfer and the right of Holdings to repurchase the options or shares upon termination of Mr. Crawford's employment with Holdings and the Company. Holdings may in the future enter into additional stock option agreements with other members of management.

MANAGEMENT SERVICES AGREEMENT

  The Company is party to a five year management services agreement with Bain Capital, Inc. ("Bain"), dated as of November 17, 1995, amended as of March 1, 1996, and further amended as of December 31, 1997, pursuant to which the Company paid Bain a fee of $2.25 million in connection with the 1995 Transaction and a fee of $412,500 in connection with the GenCorp Acquisition and will pay Bain (i) at the closing of each acquisition of an additional business an amount equal to three-quarters of one percent (.75%) of the transaction value of such acquisition and (ii) an annual fee of $950,000 per year, plus out-of-pocket expenses. Pursuant to the management services agreement, the Company paid Bain fees of approximately $937,000 during 1996 and fees of $950,000 in 1997. In addition, the Company paid Bain $3.8 million in connection with the Offering, the Credit Agreement, the Eagle-Picher Acquisition and the Goodyear-Jackson Acquisition.

AIRCRAFT LEASE

  Effective January 1, 1998, the Company and Mack, L.L.C. (now named Mack Aviation, L.L.C.), a limited liability company owned by Mr. Crawford and his wife and managed by Mr. Crawford, entered into an aircraft lease (the "Aircraft Lease") pursuant to which the Company leases a Lear 35A aircraft from Mr. Crawford. The terms of the Aircraft Lease include (i) monthly rent in the amount of $28,823, (ii) a one-time preparation fee in the amount of $250,000, and (iii) the obligation of the Company to bear all costs of maintenance, repair, inspection, taxes and insurance (which the Company estimates to be approximately $16,000 per month). In connection with the execution of the Aircraft Lease, the Company entered into a sublease of the Aircraft Lease (the "Aircraft Sublease") with Mr. Crawford. The Aircraft Sublease provides, among other things, that Mr. Crawford has the right to hire and lease the aircraft from the Company for a maximum of 30 hours each month (which may be increased every 6 months) at an hourly rate of $710. The Company believes that the terms of both the Aircraft Lease and the Aircraft Sublease reflect currently available market terms and rates for similar aircraft.

  Mack Aviation, L.L.C. acquired a larger airplane as of March 27, 1998, which it anticipates leasing to the Company in lieu of the Lear 35A, upon terms and rates reflective of the market for similar aircraft.

HOLDINGS SERVICES AGREEMENT

  The Company and Holdings have entered into a ten year services agreement dated as of July 1, 1997, pursuant to which Holdings provides the Company with management services and personnel necessary to perform such services. Under such agreement, the Company must reimburse Holdings for: (i) reasonable out-of-pocket expenses actually paid to unaffiliated third parties in connection with such services; and (ii) other expenses of Holdings of up to $500,000 per year incurred in connection with such services.

LEGAL SERVICES

  Ira J. Jaffe, a director of the Company, practices law with, and is a shareholder of, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"). JRH&W has served as general counsel to Holdings and the Company since their inceptions and has represented them in a variety of legal matters, including the 1995 Transaction, the acquisition of GenCorp RPD, the APX Acquisition, the Eagle-Picher Acquisition, the Goodyear Acquisition, the Owens-Corning Brazil Acquisition and the Livingston Acquisition. During 1997 Holdings and the Company paid JRH&W legal fees of approximately $1.9 million.

SUBORDINATED NOTES AND WARRANT AGREEMENTS

  In connection with the 1995 Transaction, the Company obtained a bridge loan in the aggregate principal amount of $11.9 million from Bankers Trust. On December 14, 1995, the notes evidencing this bridge loan were repurchased from Bankers Trust by the Company using, inter alia, the proceeds received from issuance of the Company's senior subordinated notes to two of the Bain Funds, Bain Capital V Mezzanine Fund, L.P. and BCIP Trust Associates, L.P. (collectively the "Bain MezFunds"). The Company's senior subordinated notes issued to the Bain MezFunds bear interest at 12% and mature in November 2005. Interest is due semi-annually, beginning on April 30, 1996. Voluntary prepayment or mandatory prepayment in the case of a Change in Control (as defined therein) bears a prepayment premium beginning at 12% and declining annually. Prepayments are required to the extent permitted by the Credit Agreement, upon the occurrence of an Asset Sale. Casualty Event (each as defined therein) or Change in Control. To the extent the Bain MezFunds receive any prepayments, they are obligated to use such prepayments to purchase Holdings' Senior Subordinated Notes. See "Business--GenCorp RPD." The Company's senior subordinated notes are subordinated to the Company's senior debt, including indebtedness under the Credit Agreement. The credit agreement related to the Company's Senior subordinated notes contains covenants similar to, but less onerous than, those in the Credit Agreement.

  In connection with the issuance of the Company's senior subordinated notes, Holdings entered into a warrant agreement with the Bain MezFunds pursuant to which the Bain MezFunds purchased warrants exercisable for an aggregate of 4,723.01 shares of Class A Common at an exercise price of $3.30 per share and 1,180.75 shares of Class L Common at an exercise price of $1,306.80 per share. The warrants are exercisable immediately, provide for anti-dilution rights upon the occurrence of certain events and are entitled to all dividends distributed by Holdings on an as if exercised basis.

  In connection with the Company's acquisition of GenCorp RPD, Holdings issued the Holdings' Junior Subordinated Notes in the aggregate principal amount of $5.1 million to the Bain MezFunds and Crawford LLC. Crawford LLC subsequently sold its notes to the Bain MezFunds. The terms of these notes are substantially similar to the terms of those issued under the Company's senior subordinated notes, but they are subordinated to indebtedness under the Credit Agreement, Holdings' senior subordinated notes and the Company's senior subordinated notes.

  In connection with the issuance of Holdings' junior subordinated notes, Holdings entered into a warrant agreement with the Bain MezFunds and Crawford LLC pursuant to which the Bain MezFunds and Crawford LLC purchased warrants exercisable for an aggregate of 2,160.27 shares of Class A Common at an exercise price of $3.30 per share and 540.07 shares of Class L Common at an exercise price of $1,306.80 per share. The warrants are exercisable immediately, provide for anti-dilution rights upon the occurrence of certain events and are entitled to all dividends distributed by Holdings on an as if exercised basis. Crawford LLC subsequently sold its warrants to the Bain MezFunds in connection with the sale of its Holdings' Junior Subordinated Notes to the Bain MezFunds.

   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  To be filed supplementally pursuant to Exchange Act Rule 12b-25.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, CAMBRIDGE INDUSTRIES, INC. AND CE AUTOMOTIVE TRIM SYSTEMS, INC. HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MADISON HEIGHTS, STATE OF MICHIGAN, ON MARCH 31, 1998.

                                          Cambridge Industries, Inc.


                                          By:     /s/ Richard S. Crawford
                                              ---------------------------------
                                                    RICHARD S. CRAWFORD
                                                  Chief Executive Officer

                                          CE Automotive Trim Systems, Inc.


                                          By:     /s/ Richard S. Crawford
                                              ---------------------------------
                                                    RICHARD S. CRAWFORD
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                          CAMBRIDGE INDUSTRIES, INC.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

       /s/ Richard S. Crawford         Chairman of the          March 31, 1998
-------------------------------------   Board and Chief
         RICHARD S. CRAWFORD            Executive Officer
                                        (Principal
                                        Executive Officer)

        /s/ John M. Colaianne          Secretary and Chief      March 31, 1998
-------------------------------------   Financial Officer
          JOHN M. COLAIANNE             (Principal
                                        Financial Officer)

      /s/ C. Keith Chulumovich         Treasurer and            March 31, 1998
-------------------------------------   Corporate
        C. KEITH CHULUMOVICH            Controller
                                        (Principal
                                        Accounting Officer)

          /s/ Ira J. Jaffe*            Director                 March 31, 1998
-------------------------------------
            IRA J. JAFFE

         /s/ Robert C. Gay*            Director                 March 31, 1998
-------------------------------------
            ROBERT C. GAY

        /s/ Edward W. Conard*          Director                 March 31, 1998
-------------------------------------
          EDWARD W. CONARD

         /s/ Ronald P. Mika*           Director                 March 31, 1998
-------------------------------------
           RONALD P. MIKA

                        CE AUTOMOTIVE TRIM SYSTEMS, INC.

              SIGNATURE                         TITLE                DATE

       /s/ Richard S. Crawford          Chairman of the         March 31, 1998
-------------------------------------    Board (Principal
         RICHARD S. CRAWFORD             Executive Officer)
                                         and Director

         /s/ Kevin J. Adler             President and
-------------------------------------    Director
           KEVIN J. ADLER

        /s/ John M. Colaianne           Secretary and Chief     March 31, 1998
-------------------------------------    Financial Officer
          JOHN M. COLAIANNE              (Principal
                                         Financial Officer)

      /s/ C. Keith Chulumovich          Corporate Controller    March 31, 1998
-------------------------------------    (Principal
        C. KEITH CHULUMOVICH             Accounting Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
   3.1   Amended and Restated Certificate of Incorporation of Cambridge Industries, Inc.*
   3.2   Amended and Restated Bylaws of Cambridge Industries, Inc.*
   3.3   Articles of Incorporation of CE Automotive Trim Systems, Inc.*
   3.4   Bylaws of CE Automotive Trim System, Inc.*
  10.1   Employment Agreement, dated as of November 17, 1995, between Richard
          S. Crawford and Cambridge Industries, Inc.*+
  10.2   Amendment to Employment Agreement, dated as of March 1, 1996, between Richard S. Crawford and Cambridge Industries, Inc.*+
  10.3   Employment Agreement, dated as of November 17, 1995, between Richard E. Warnick and
          Cambridge Industries, Inc.*+
  10.4   Employment Agreement, dated as of November 17, 1995, between John D. Craft and Cambridge
          Industries, Inc.*+
  10.5   Management Services Agreement, dated as of November 17, 1995 and amended as of March 1, 1996, between Cambridge Industries, Inc. and Bain Capital, Inc.*+
  10.6   Warrant Agreement dated as of November 17, 1995 between Cambridge Industries Holdings, Inc. and
          Bankers Trust Company.*+
  10.7   Amendment to Warrant Agreement between Cambridge Industries Holdings, Inc. and Bankers Trust
          Company, dated as of December 12, 1995.*+
  10.8   Warrant Agreement dated as of December 14, 1995 among Bain Capital V Mezzanine Fund, L.P.,
          BCIP Trust Associates, L.P. and Cambridge Industries Holdings, Inc.*+
  10.9   Class A Warrant Certificate No. W-A1, Date of Issuance: December 14, 1995.*
  10.10  Class A Warrant Certificate No. W-A2, Date of Issuance: December 14, 1995.*
  10.11  Class L Warrant Certificate No. W-L1, Date of Issuance: December 14, 1995.*
  10.12  Class L Warrant Certificate No. W-L2, Date of Issuance: December 14, 1995.*
  10.13  Warrant Agreement, dated as of March 1, 1996, among Cambridge Holdings Industries, Inc., Bein
          Capital V Mezzeine Fund, L.P., BCIP Trust Associates, L.P. and Crawford Investment Group,
          L.L.C.*
  10.14  Class A Warrant Certificate No. W-A3, Date of Issuance: March 1, 1996.*
  10.15  Class A Warrant Certificate No. W-A4, Date of Issuance: March 1, 1996.*
  10.16  Class A Warrant Certificate No. W-A5, Date of Issuance: March 1, 1996.*
  10.17  Class A Warrant Certificate No. W-A6, Date of Issuance: March 1, 1996.*
  10.18  Class A Warrant Certificate No. W-A7, Date of Issuance: March 1, 1996.*
  10.19  Class A Warrant Certificate No. W-L3, Date of Issuance: March 1, 1996.*
  10.20  Class A Warrant Certificate No. W-L4, Date of Issuance: March 1, 1996.*
  10.21  Class A Warrant Certificate No. W-L5, Date of Issuance: March 1, 1996.*
  10.22  Class A Warrant Certificate No. W-L6, Date of Issuance: March 1, 1996.*
  10.23  Class A Warrant Certificate No. W-L7, Date of Issuance: March 1, 1996.*
  10.24  Asset Purchase Agreement, dated as of March 1, 1996, among GenCorp. Inc., Cambridge Industries
          Holdings, Inc. and Cambridge Industries, Inc.*
  10.25  Management Agreement with Donald I. Holton, dated as of October 15, 1996.*+
  10.26  Holdings Services Agreement, dated as of July 1, 1997, between Cambridge Industries, Inc. and
          Cambridge Industries Holdings, Inc.*
  10.27  Credit Agreement, dated as of July 10, 1997, among Cambridge Industries Holdings, Inc., Cambridge
          Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*
  10.28  Subsidiary Guaranty, dated as of July 10, 1997.*
  10.29  Pledge Agreement, dated as of July 10, 1997, among Cambridge Industries Holdings, Inc., Cambridge
          Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
  10.30  Security Agreement, dated as of July 10, 1997, among Cambridge
          Industries Holdings, Inc., Cambridge Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*
  10.31  Asset Purchase Agreement, dated as of July 9, effective as of June 30,
          1997, between Eagle-Picher Industries, Inc. and Cambridge Industries,
          Inc.*
  10.32  Agreement, dated as of July 8, 1997, between Cambridge Industries,
          Inc. and the Goodyear Tire & Rubber Company.*
  10.33  Stock Purchase Agreement, dated as of April 25, 1997 between Erpe
          Ernst Pelz Vertriebs GmbH and Cambridge Industries, Inc.*
  10.34  Joint Venture Agreement, dated as of March 4, 1994, among Cambridge
          Industries, Inc., Empe Ernst Pelz GmbH & Co. and Erpe Ernst Pelz
          Vertriebs GmbH (the "Empe-Erpe JV Agreement").*
  10.35  Purchase Election, dated as of March 13, 1997 by Cambridge Industries,
          Inc. in relation to the Empe-Erpe JV Agreement.*
  10.36  Acceptance of Empe-Erpe JV Agreement Purchase Election, dated as of
          March 28, 1997.*
  10.37  Election to Terminate the Empe-Erpe JV Agreement, dated as of February
          6, 1997.*
  10.38  Amendment to Stockholders Agreement, dated December 31, 1997, among
          Holdings, Richard S. Crawford, certain individual members of the Bain
          Group, Bankers Trust Company and each other Bank Holder which becomes a party to the Stockholders Agreement.+
  10.39  Second Amendment to Employment Agreement, dated December 31, 1997, effective January 1, 1998, between the Company and Richard S.
          Crawford.+
  10.40  Second Amendment to Management Services Agreement, dated December 31,
          1997, effective January 1, 1998, between the Company and Bain
          Capital, Inc.+
  10.41  Aircraft Lease, dated January 1, 1998, between Mack L.L.C. and the
          Company.
  10.42  Aircraft Lease, dated January 1, 1998, between the Company and Richard
          S. Crawford.
  16.1   Letter regarding Change in Independent Accountants.*
  21.1   List of All Subsidiaries.*
  27.1   Financial Data Schedule++

--------
* Incorporated by reference to the Company's Registration Statement on Form S-4 effective as of December 10, 1997.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.
++To be filed supplementally to Exchange Act Rule 12b-25.