Form 10-K/A
period 1997-12-31
CAMBRIDGE INDUSTRIES INC /DE
filed 1998-04-02
CIK 1044649

 THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12B-25 AND ARE INCLUDED HEREIN:
                               ITEM 8 AND ITEM 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

COMMISSION FILE NUMBER 333-34061.
                       ---------

                           CAMBRIDGE INDUSTRIES, INC.
                        CE AUTOMOTIVE TRIM SYSTEMS, INC.
          (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

          CAMBRIDGE--DELAWARE                 CAMBRIDGE-38-3188000
              CE-MICHIGAN                         CE-38-3173408
    (STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        555 HORACE BROWN DRIVE                        48071
       MADISON HEIGHTS, MICHIGAN                    (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                    PAGE NUMBER
                                                                        OR
                                                                     REFERENCE
                                                                    -----------
                                     PART I

 ITEM 1.  Business...............................................         1
 ITEM 2.  Properties.............................................        17
 ITEM 3.  Legal proceedings......................................        17
 ITEM 4.  Submission of matters to a vote of security holders....        18

                                    PART II

 ITEM 5.  Market for the Company's common stock and related
           stockholder matters...................................        18
 ITEM 6.  Selected financial data................................        19
 ITEM 7.  Management's discussion and analysis of financial
           condition and results of operations...................        20
 ITEM 8.  Consolidated financial statements and supplementary
           data..................................................        26*
 ITEM 9.  Changes in and disagreements with accountants on
           accounting and financial disclosure...................        26

                                    PART III

 ITEM 10. Directors and executive officers of the Company........        27
 ITEM 11. Executive compensation.................................        29
 ITEM 12. Security ownership of certain beneficial owners and
           management............................................        33
 ITEM 13. Certain relationships and related transactions.........        34

                                    PART IV

 ITEM 14. Exhibits, financial statement schedules, and reports on
           Form 8-K..............................................        36*

* These Items were the subject of a Form 12b-25 and are included herein.

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
Isuzu................... Frontera
Mitsubishi.............. Eclipse             Eagle

         COMPANY                                         MODELS
         -------          --------------------------------------------------------------------
HEAVY TRUCKS:
                          Freightliner
                          GM
                          Ford
                          Volvo Heavy
                          Truck
                          Mack Truck
                          Kenworth
NON-AUTOMOTIVE:

Caradon.................. Residential door skins

Pease.................... Residential door skins

Premedoor................ Residential door skins
AM General............... Hummer              Humvee
John Deere............... Tractors            Combines
Kawasaki................. Jet skis
Ford New Holland......... Tractors
U.S. Military............ Tank set
Polaris.................. Jet skis
Toyota................... Lift Trucks
Mercury Marine........... Marine outboard engines
Xerox.................... Toner bottles

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


                                 STRUCTURAL AND
    EXTERIOR                       FUNCTIONAL                  INTERIOR            NON-AUTOMOTIVE
----------------                -----------------            -------------       -----------------
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

                                    PART II

              ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the Company's common stock.

  The number of holders of each class of common equity of the Company are as follows:

    Class A
    Common:      19
    Class L
    Common:      20
    Class P
    Common:       1
    Preference:   1

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

                                   YEARS ENDED DECEMBER 31,
                          -----------------------------------------------
                          1993(1)  1994(2)     1995    1996(3)   1997(4)
                          -------  --------  --------  --------  --------
                                        (DOLLARS IN THOUSANDS)
RESULTS OF OPERATIONS
 DATA:
Sales...................  $74,544  $190,944  $297,746  $346,026  $426,094
Cost of sales...........   62,727   159,455   253,893   294,742   367,037
                          -------  --------  --------  --------  --------
Gross profit............   11,817    31,489    43,853    51,284    59,057
Selling, general and
 administrative
 expenses...............    9,654    15,312    17,678    26,240    31,742
                          -------  --------  --------  --------  --------
Income from operations..    2,163    16,177    26,175    25,044    27,315
Interest expense........    1,769     6,161    12,388    23,190    28,036
Other (income) expense..     (519)     (657)     (746)      180       (56)
                          -------  --------  --------  --------  --------
Income (loss) before
 income taxes...........      913    10,673    14,533     1,674      (665)
Income tax expense
 (benefit)(5)...........      --     (1,450)    5,410       565      (238)
                          -------  --------  --------  --------  --------
Income (loss) before
 extraordinary item.....      913    12,123     9,123     1,109      (427)
Extraordinary item(6)...      --        --      4,426       --      9,788
                          -------  --------  --------  --------  --------
Net income (loss).......  $   913  $ 12,123  $  4,697  $  1,109  $(10,215)
                          =======  ========  ========  ========  ========
OTHER DATA:
Depreciation and
 amortization...........  $ 1,893  $  8,952  $ 16,715  $ 21,319  $ 24,082
Capital expenditures....       70     3,972    10,646     9,630    17,913
                                   YEARS ENDED DECEMBER 31,
                          -----------------------------------------------
                          1993(1)  1994(2)     1995    1996(3)     1997
                          -------  --------  --------  --------  --------
                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT
 PERIOD END):
Working capital
 (deficit)..............  $  (269) $ 24,887  $ 25,544  $ 37,529  $ 48,377
Total assets............   40,547   189,317   175,115   262,230   369,484
Long-term debt, less
 current portion........   16,254   124,500   177,133   224,112   314,789
Total stockholders'
 equity (deficit).......    1,787   (14,753)  (63,839)  (62,141)  (72,494)

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

RESULTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31,
                          --------------------------------
                             1995       1996       1997
                          ---------- ---------- ----------
                          % OF SALES % OF SALES % OF SALES
                          ---------- ---------- ----------
Sales...................    100.0%     100.0%     100.0%
Gross profit............     14.7       14.8       13.9
Selling, general and ad-
 ministrative expenses..      5.9        7.6        7.4
Income (loss) before ex-
 traordinary item.......      3.1        0.3       (0.1)
Extraordinary item......      1.5        --         2.3
Net income (loss).......      1.6        0.3       (2.4)

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

EXTRAORDINARY ITEM

  In July 1997, the Company retired all of its outstanding indebtedness with proceeds from the Offering and borrowings under the Credit Agreement. In connection with this refinancing, the Company recorded an extraordinary loss of $9.8 million, net of tax, reflecting the write-off of existing deferred financing costs, remaining original issue discount and expense upon early extinguishment of debt.

NET INCOME

  The Company recorded a net loss, before extraordinary item, of $0.4 million in 1997, compared to net income of $1.1 million in 1996. This decrease was the result of the items mentioned above and an increase in interest expense of $4.8 million to $28.0 million in 1997, compared to $23.2 million for 1996. The increase in interest expense for 1997 was primarily attributable to the increase in debt outstanding related to the Goodyear-Jackson, Eagle-Picher, APX and the Owens-Corning Brazil acquisitions.

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

  Net cash provided by operating activities for 1997 was $15.8 million, comprising net loss before extraordinary item for 1997 of $0.4 million with non-cash adjustments of $23.2 million. The non-cash items consisted of depreciation and amortization of $24.1 million, a non-cash charge to income for postretirement benefits of $2.2 million and deferred income tax benefit of $3.1 million. Changes in working capital components used $6.9 million, primarily as a result of timing of collections on trade accounts receivable, including billed reimbursable tooling.

  Net cash used in operating activities was $4.2 million for 1996 resulting from net income of $1.1 million, offset by non-cash expenses of $24.5 million and a negative change in working capital of $29.8 million. The negative cash flow from working capital is the result of timing of collections on customer tooling and other trade receivables, and timing of cash disbursements.

  The Company had capital expenditures of approximately $17.5 million in 1997, in comparison to approximately $9.6 million in 1996. Expenditures in 1997 relate primarily to the GM step assist, Ford 4.6L Cam Cover, Volvo L-5 program, Ford PN96, Kenworth T603/T2000, Ford Ranger, Sterling H80, Case and MIS installations. Cash used for acquisitions of $72.4 million in 1997 relates to Goodyear-Jackson, Eagle-Picher, APX and Owens Corning-Brazil; acquisitions of $18.2 million in 1996 relate to GenCorp RPD.

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

RELIANCE ON MAJOR CUSTOMERS

  For the year ended December 31, 1997, approximately 21.5% of the Company's sales were to General Motors, approximately 31.0% of the Company's sales were to Ford and approximately 10% of the Company's sales were to Chrysler. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization.
Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's products, continue with a particular vehicle program or purchase the Company's products for any successor vehicle program. The loss of any one of such customers, or a significant decrease in demand for certain models or a group of related models sold by any of its major customers, could have a material adverse effect on the Company. The failure of the Company to obtain new business for new models or to retain or increase business on redesigned existing models could have a material adverse effect on the Company. Decline in the production of new North American vehicles, due to reductions in North American vehicle demand or an increase in the share of the North American vehicle market by foreign OEMs manufacturing in their home countries, could have a material adverse effect on the Company. Moreover, because sales are typically secured during the two to five year vehicle model development period prior to marketing to the public, there can be no assurance that efforts to replace any lost sales, if successful, would yield cash revenues in time to prevent a material adverse effect on the Company. See "Business--Customers."

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

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
                      INDEX TO FINANCIAL STATEMENTS
Financial Statements:
  Report of Independent Accountants.......................................  F-1
  Independent Auditor's Report............................................  F-2
  Consolidated Balance Sheets at December 31, 1997 and 1996...............  F-3
  Consolidated Statements of Operations for each of three years in the period ended December 31, 1997.........................................  F-4
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.........................................  F-5
  Notes to Consolidated Financial Statements..............................  F-6
Financial Statement Schedule:
  Report of Independent Accountants on Financial Statement Schedule....... F-29
  Independent Auditor's Report on Financial Statement Schedule............ F-30
  Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1997............................ F-31

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACCOUNTANTS

  On October 16, 1997, the Company dismissed Deloitte & Touche LLP as its independent accountants. The reports of Deloitte & Touche LLP on the Company's financial statements for the years ended December 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Board of Directors participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through October 16, 1997, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years.

  During the years ended December 31, 1996 and 1995 and through October 16, 1997, there have been no reportable events (as defined in Regulations S-K Item 304(a)(l)(v)).

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

--------
*  Table summarizes Holdings options.

              AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES*

                                                           NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED          IN-THE-MONEY
                         SHARES ACQUIRED VALUE REALIZED   OPTIONS AT FY-END (#)      OPTIONS AT FY-END ($)
          NAME           ON EXERCISE (#)      ($)       EXERCISABLE/ UNEXERCISABLE EXERCISABLE/ UNEXERCISABLE
          ----           --------------- -------------- -------------------------- --------------------------
Richard S. Crawford.....       -0-            -0-           5,308.10/10,536.98                -0-
Kevin J. Alder..........       -0-            -0-                     500/2000                -0-
Thomas N. Paisley.......       -0-            -0-                      180/270                -0-
Patrick Pavelka.........       -0-            -0-                      180/270                -0-
John M. Colaianne.......       -0-            -0-                       90/360                -0-
Richard Warnick.........       -0-            -0-                          -0-                -0-
Donald Holton...........       -0-            -0-                          -0-                -0-

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

   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Annual Report.

    1.Financial Statements referred to in Item 8.

    2.Financial Statement Schedules referred to in Item 8.

    3. The exhibits listed on the "Index to Exhibits" on pages I-1 and I-2 are filed with this Annual Report or incorporated by reference as set forth below.

  (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1997.

    None.

  (c) The exhibits listed on the "Index to Exhibits" on pages I-1 and I-2 are filed with this Annual Report or incorporated by reference as set forth below.

  (d) Additional Financial Statement Schedules.

    None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholder of Cambridge Industries, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Cambridge Industries, Inc. and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

  The consolidated financial statements of Cambridge Industries, Inc. and its subsidiaries for the years ended December 31, 1996 and 1995 were audited by other independent accountants whose report dated March 28, 1997 expressed an unqualified opinion on those statements.

PRICE WATERHOUSE LLP

Bloomfield Hills, Michigan
March 30, 1998

                         INDEPENDENT AUDITORS' REPORT

Cambridge Industries, Inc.

  We have audited the accompanying consolidated balance sheet of Cambridge Industries, Inc. and subsidiaries ( the "Company"), as of December 31, 1996, and the related consolidated statements of operations and of cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cambridge Industries, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Detroit, Michigan
March 28, 1997

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets
  Cash..................................................... $  3,788  $ 11,942
  Receivables..............................................   82,117    48,985
  Inventories..............................................   25,111    21,297
  Reimbursable tooling costs...............................   16,913    17,674
  Income tax refundable....................................    2,555     3,270
  Deferred income taxes and other..........................   12,108     6,571
                                                            --------  --------
    Total current assets...................................  142,592   109,739
Property, plant and equipment, net.........................  197,635   133,324
Other assets...............................................   29,257    19,167
                                                            --------  --------
    Total assets........................................... $369,484  $262,230
                                                            ========  ========
           LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt........................ $  7,765  $  9,080
  Accounts payable.........................................   48,759    38,028
  Accrued liabilities......................................   37,691    25,102
                                                            --------  --------
    Total current liabilities..............................   94,215    72,210
Noncurrent liabilities
  Long-term debt (including related party amount of $16,480
   at December 31, 1996)...................................  314,789   224,112
  Workers' compensation....................................    1,251       968
  Postretirement healthcare benefits.......................   20,669    15,164
  Other noncurrent liabilities.............................    3,365     2,244
  Deferred income taxes....................................    7,689     9,673
                                                            --------  --------
    Total liabilities......................................  441,978   324,371
                                                            --------  --------
Commitments and contingencies (Note 15)
Stockholder's deficit
  Common stock, $.01 par value, 3,000 shares authorized,
   1,000 shares issued and outstanding.....................
  Paid-in capital..........................................   17,539    17,539
  Unrealized foreign currency translation..................     (225)      (87)
  Accumulated deficit......................................  (89,808)  (79,593)
                                                            --------  --------
    Total stockholder's deficit............................  (72,494)  (62,141)
                                                            --------  --------
    Total liabilities and stockholder's deficit............ $369,484  $262,230
                                                            ========  ========

                 See notes to consolidated financial statements

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                          DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  -------- --------
Sales............................................. $426,094  $346,026 $297,746
Cost of sales.....................................  367,037   294,742  253,893
                                                   --------  -------- --------
Gross profit......................................   59,057    51,284   43,853
Selling, general and administrative expenses......   31,742    26,240   17,678
                                                   --------  -------- --------
Income from operations............................   27,315    25,044   26,175
Other expense (income)
  Interest expense................................   28,036    23,190   12,388
  Other, net......................................      (56)      180     (746)
                                                   --------  -------- --------
Income (loss) before income tax and extraordinary
 item.............................................     (665)    1,674   14,533
Income tax expense (benefit)......................     (238)      565    5,410
                                                   --------  -------- --------
Income (loss) before extraordinary item...........     (427)    1,109    9,123
Extraordinary loss, net of income tax benefit of
 $5,465 and $2,712 in 1997 and 1995,
 respectively.....................................    9,788              4,426
                                                   --------  -------- --------
Net income (loss)................................. $(10,215) $  1,109 $  4,697
                                                   ========  ======== ========




                See notes to consolidated financial statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                       DECEMBER 31,
                                               ------------------------------
                                                 1997       1996      1995
                                               ---------  --------  ---------
Cash flows from operating activities
Income (loss) before extraordinary item....... $    (427) $  1,109  $   9,123
Adjustments to reconcile income (loss) before
 extraordinary item to net cash provided by
 (used in) operating activities
  Depreciation and amortization...............    24,082    21,319     16,715
  Postretirement benefit expenses, net of cash
   payments...................................     2,229     2,211        960
  Deferred income tax provision (benefit).....    (3,148)    1,015     (1,100)
  Changes in assets and liabilities, excluding
   the effect of acquisitions
    Receivables...............................   (23,723)  (16,950)    20,604
    Inventories...............................     2,351    (1,744)     1,065
    Reimbursable tooling costs................     7,297     2,710      3,352
    Accounts payable and accrued liabilities..    11,192   (12,121)   (17,213)
    Income tax refundable.....................     2,140     2,733        537
    Other.....................................    (6,186)   (4,432)      (255)
                                               ---------  --------  ---------
      Net cash provided by (used in) operating
       activities.............................    15,807    (4,150)    33,788
                                               ---------  --------  ---------
Cash flows from investing activities
Acquisitions, net of cash acquired............   (72,434)  (18,160)
Purchases of property, plant and equipment....   (17,509)   (9,630)   (10,646)
                                               ---------  --------  ---------
      Net cash used in investing activities...   (89,943)  (27,790)   (10,646)
                                               ---------  --------  ---------
Cash flows from financing activities
Net borrowings from revolving debt............    11,500    13,000      5,000
Principal payments on capital lease
 obligations..................................      (244)
Proceeds from issuance of long-term debt......   305,000    73,178    176,620
Repayment of long-term debt...................  (233,712)  (48,363)  (130,450)
Cost of debt and equity financing.............   (16,424)   (2,907)   (14,573)
Distribution to stockholder...................                        (70,339)
Contribution from stockholder.................                 275     18,200
                                               ---------  --------  ---------
      Net cash provided by (used in) financing
       activities.............................    66,120    35,183    (15,542)
                                               ---------  --------  ---------
Effect of foreign currency rate fluctuations
 on cash......................................      (138)       37        (58)
                                               ---------  --------  ---------
Net increase (decrease) in cash...............    (8,154)    3,280      7,542
Cash at beginning of period...................    11,942     8,662      1,120
                                               ---------  --------  ---------
Cash at end of period......................... $   3,788  $ 11,942  $   8,662
                                               =========  ========  =========


                See notes to consolidated financial statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES

GENERAL

  Cambridge Industries, Inc. and its subsidiaries (collectively, the Company) are engaged primarily in the manufacture of plastic molded systems and subassemblies for the North American transportation industry. The Company operates facilities in the United States, Canada and Brazil. The Company is wholly-owned by Cambridge Industries Holdings, Inc. (Holdings), which has no significant assets other than its investment in the Company.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION

  The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE AND ACCOUNTS RECEIVABLE

  Sales, net of estimated returns and allowances, and costs of sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Three of the Company's customers each accounted for over 10% of sales in 1997, 1996 and 1995. Sales to these customers as a group totaled approximately 62%, 68% and 73% in 1997, 1996 and 1995, respectively. Sales to these customers individually ranged from 10% to 31% during those periods.

  All of the Company's accounts receivable are due from a limited number of customers in the automotive and truck manufacturing industry. Consistent with industry practice, such receivables are not collateralized.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include bank deposits and short-term, highly-liquid investments with original maturities of 90 days or less when purchased.

INVENTORIES

  Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method.

REIMBURSABLE TOOLING COSTS

  Reimbursable tooling costs are stated at amounts which management expects to recover under customer agreements. Unrecoverable tooling costs are charged to cost of sales when estimated aggregate costs exceed amounts considered collectible. Excess reimbursements on tooling projects are recognized when the tooling project is substantially complete.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


PROPERTY AND EQUIPMENT

  Property is stated at cost and is depreciated under the straight-line method over the estimated useful lives of such assets. Estimated service lives are as follows:

                                                                           YEARS
                                                                           -----
   Leasehold improvements................................................. 5-13
   Buildings.............................................................. 5-40
   Machinery and equipment................................................ 3-11
   Company-owned tooling..................................................  3-5
   Furniture and fixtures................................................. 2-11

  Significant renewals and betterments are capitalized, while maintenance and repair expenditures are charged against operations.

GOODWILL

  The Company recognizes goodwill on purchase business combinations for the amount by which the purchase price exceeds the fair value of the assets acquired and liabilities assumed. Goodwill is amortized on a straight-line basis over 15-25 years.

IMPAIRMENT

  Property, equipment and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Any impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 1997 and 1996, no significant impairment exists.

ACCRUED COMMITMENTS UNDER LOSS CONTRACTS

  Accrued commitments under loss contracts are recorded based on management's estimate of the future profitability of sales contracts. The Company evaluates the profitability of its sales contracts on a vehicle platform basis, which is consistent with the measures utilized by management in monitoring the Company's operations. A vehicle platform represents one or more vehicles produced by one manufacturer utilizing common basic engineering and design features and common components. The Company records a reserve for loss contracts when management's estimate of expected costs exceeds the related estimated revenues.

WORKERS' COMPENSATION

  The Company records as workers' compensation expense the estimated cost, not reimbursable under insurance contracts, of settling such claims. Accruals for workers' compensation claims for which the Company is self-insured are estimated from historical claims experience using computations of the estimated ultimate settlement cost, including claims incurred but not yet reported.

INCOME TAXES

  The Company provides deferred taxes on temporary differences between the book and tax bases of assets and liabilities. The Company assesses the realizability of deferred tax assets and records a valuation allowance when realization of deferred tax assets is not considered more likely than not.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


FINANCIAL INSTRUMENTS

  The Company carries its financial instruments, which include accounts receivable, accounts payable and indebtedness, at cost which approximates fair value.

ENVIRONMENTAL CLAIMS

  The Company periodically evaluates the existence of contingent obligations related to environmental claims and clean-up costs, including claims related to Superfund sites where it may be identified as a potentially responsible party. Accruals are established whenever such obligations are considered probable, which would normally occur when a specific claim is asserted and a preliminary investigation is performed. The Company's accruals for environmental claims were not significant at December 31, 1997 and 1996. Additional environmental claims considered reasonably possible by the Company totaled approximately $750 and $1,000 at December 31, 1997 and 1996, respectively.

STOCK COMPENSATION

  The Company accounts for stock-based compensation expense using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation," which defines a fair value method of accounting for stock options and other equity instruments. In determining the fair value of stock options issued, the Company uses a risk-free rate, which approximates the rate on U.S. Treasury obligations with similar duration, and expected lives based on the provisions of the option agreements. As Holdings' stock currently does not include a dividend, dividend payments are not included in fair value determinations.

CAPITALIZED SOFTWARE COSTS

  The Company capitalizes costs associated with the development and implementation of software obtained or developed for internal use. Capitalized costs include internal payroll and payroll-related costs for employees who are directly associated with implementation programs, and related external costs. Capitalized costs totaled $986 and $200 at December 31, 1997 and 1996, respectively. Upon project completion, capitalized costs are amortized over a three-year useful life.

  In November 1997, the Company changed its accounting for business process reengineering costs, as required by the consensus of the Emerging Issues Task Force on issue 97-13. The Company recorded a pre-tax charge of $483 to write-off previously capitalized reengineering costs to recognize the cumulative effect of this change in accounting principle. The Company has included this charge in selling, general and administrative expenses.

SUPPLEMENTAL CASH FLOW DISCLOSURES

  Income taxes paid totaled $1,340, $1,032 and $5,546 in 1997, 1996 and 1995, respectively; interest payments totaled $20,113, $20,828 and $13,119 in these periods, respectively.

  In 1997, the Company entered into a capital lease covering certain computer equipment and assumed capital lease obligations in conjunction with an acquisition; these obligations totaled $898. The Company also issued a note payable of $5,400 to the sellers in connection with its purchase of OC-Brazil (as defined).

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


RECLASSIFICATIONS

  Certain reclassifications have been made to prior-year financial statements to conform to 1997 presentation.

2. ACQUISITIONS

  Effective July 1, 1997, the Company acquired certain net assets of the engineered composite business (Goodyear-Jackson) of The Goodyear Tire & Rubber Company, and certain net assets of the plastics division (Eagle-Picher) of Eagle-Picher Industries, Inc., for $38,219 and $32,035, respectively, including acquisition costs. The Company accounted for these acquisitions under the purchase method. The Company's operating results include Goodyear-Jackson and Eagle-Picher from July 1, 1997.

  A summary of the Company's purchase price allocation for the Goodyear-Jackson and Eagle-Picher acquisitions follows:

                                                            GOODYEAR-   EAGLE-
                                                             JACKSON    PICHER
                                                            ---------  --------
   Receivables............................................. $     41   $  9,027
   Inventories.............................................    1,796      4,328
   Reimbursable tooling costs (advances)...................    8,131       (421)
   Deferred income taxes and other assets..................    2,115      5,026
   Property, plant and equipment...........................   26,520     33,634
   Other assets............................................    3,823
   Goodwill................................................    5,362
   Accounts payable........................................   (2,678)    (2,458)
   Accrued liabilities.....................................   (6,891)   (12,477)
   Deferred income tax liability...........................              (4,624)
                                                            --------   --------
     Net assets acquired................................... $ 38,219   $ 32,035
                                                            ========   ========

  The purchase price allocation for Goodyear-Jackson is preliminary and subject to change after completion of valuations of certain acquired assets and liabilities, and management's evaluations of such information. Management does not anticipate material changes from its preliminary allocation.

  During 1997, the Company also completed acquisitions of certain net assets of the production molded composites division of Aero-Detroit, Inc. (PMC), and the molded plastics and pultrusion operations of a Brazilian subsidiary of Owens-Corning (OC-Brazil), for aggregate purchase price of approximately $8,000, including acquisition costs. The Company accounted for these acquisitions using the purchase method. The operating results and acquired assets of PMC and OC-Brazil are not material.

  Effective March 1, 1996, the Company acquired certain assets and assumed certain liabilities of the Reinforced Plastics Division of GenCorp., Inc. (GenCorp RPD). The transaction was accounted for as a purchase. The total purchase price was $33,482, which consisted of $18,200 of cash, a note payable of $13,700 and acquisition costs of $1,582. An adjustment to the purchase price is currently the subject of ongoing negotiation (Note 15); future adjustments to the estimated settlement of this matter will be included as a component of operations in the period in which such adjustments are determinable. The Company's operating results include GenCorp RPD from March 1, 1996.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  A summary of the purchase price allocation to the assets acquired and liabilities assumed follows:

   Inventories........................................................ $  2,549
   Reimbursable tooling costs.........................................    5,258
   Property, plant and equipment......................................   63,598
   Accounts payable...................................................   (5,128)
   Accrued commitments under acquired contracts.......................  (25,191)
   Accrued compensation and other liabilities.........................   (5,004)
   Other postretirement benefits......................................   (2,600)
                                                                       --------
     Net assets acquired.............................................. $ 33,482
                                                                       ========

  Contemporaneously with the acquisition, the Company terminated certain former employees of GenCorp RPD; the Company accrued in purchase accounting $1,780 in termination costs, substantially all of which were disbursed in 1996.

  The following unaudited pro forma information presents certain operating data calculated to give pro forma effect to the acquisitions of PMC, Goodyear-Jackson, Eagle-Picher, OC-Brazil and GenCorp RPD, as if the acquisitions had taken place at the beginning of such periods.

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              ------------------
                                                                1997      1996
                                                              --------  --------
                                                                 (UNAUDITED)
   Sales..................................................... $499,427  $519,702
   Income before extraordinary item..........................     (100)    2,218
   Net income (loss).........................................   (9,922)    2,218

  Such pro forma data do not purport to represent what actual operating results would have been if the acquisitions had been consummated on the dates indicated or what such results will be for any future period.

  Subsequent to December 31, 1997, the Company completed the acquisition of substantially all of the operating assets of Livingston, Inc. for $2,150, subject to post-closing adjustment.

3. RECEIVABLES

  A summary of receivables at December 31 follows:

                                                                1997     1996
                                                               -------  -------
   Trade accounts............................................. $85,017  $51,777
   Other......................................................     154    1,129
                                                               -------  -------
     Total....................................................  85,171   52,906
   Less--allowance for doubtful accounts......................  (3,054)  (3,921)
                                                               -------  -------
   Receivables, net........................................... $82,117  $48,985
                                                               =======  =======

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4. INVENTORIES

  A summary of inventories at December 31 follows:

                                                              1997     1996
                                                             -------  -------
   Finished goods........................................... $10,811  $ 6,023
   Work-in-process..........................................   6,598    4,724
   Raw materials............................................   6,773    8,299
   Supplies.................................................   2,152    3,401
                                                             -------  -------
     Total..................................................  26,334   22,447
   Less--allowance for obsolescence and lower of cost or
    market reserve..........................................  (1,223)  (1,150)
                                                             -------  -------
   Inventories, net......................................... $25,111  $21,297
                                                             =======  =======

5. PROPERTY, PLANT AND EQUIPMENT

  A summary of property, plant and equipment at December 31 follows:

                                                               1997      1996
                                                             --------  --------
   Land and land improvements............................... $  5,409  $  3,837
   Buildings and building improvements......................   44,094    36,489
   Machinery, equipment and tooling.........................  188,589   130,061
   Furniture and fixtures...................................    6,420     4,597
   Construction in progress.................................   19,575     2,572
                                                             --------  --------
     Total..................................................  264,087   177,556
   Less--accumulated depreciation...........................  (66,452)  (44,232)
                                                             --------  --------
   Property, plant and equipment, net....................... $197,635  $133,324
                                                             ========  ========

6. OTHER ASSETS

  A summary of other assets at December 31 follows:

                                                                1997    1996
                                                               ------- -------
   Deferred financing costs (net of accumulated amortization
    of $978 and $2,434)......................................  $13,610 $13,899
   Goodwill (net of accumulated amortization of $1,082 and
    $749)....................................................    9,006   3,883
   Prepaid pension costs.....................................      537     600
   Favorable lease agreement (net of accumulated amortization
    of $90)..................................................    3,733
   Other.....................................................    2,371     785
                                                               ------- -------
   Other assets..............................................  $29,257 $19,167
                                                               ======= =======

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


7. ACCRUED LIABILITIES

  A summary of accrued liabilities at December 31 follows:

                                                                  1997    1996
                                                                 ------- -------
   Payroll and employee benefit related......................... $10,727 $ 8,760
   Accrued commitments under acquired contracts.................   6,418   8,910
   Accrued interest.............................................   8,262   2,280
   Other........................................................  12,284   5,152
                                                                 ------- -------
   Accrued liabilities.......................................... $37,691 $25,102
                                                                 ======= =======

8. LONG-TERM DEBT

  Long-term debt at December 31 consisted of the following:

                                                              1997      1996
                                                            --------  --------
   Revolving lines of credit..............................  $ 11,500  $ 28,000
   Term loans.............................................   205,000   174,962
   Senior subordinated notes due 2007.....................   100,000
   Notes payable for acquisition..........................     5,400
   Senior subordinated note payable.......................              13,750
   Subordinated notes payable, net of unamortized discount
    of $520...............................................              16,480
   Capital leases.........................................       654
                                                            --------  --------
     Total................................................   322,554   233,192
   Less--current portion..................................    (7,765)   (9,080)
                                                            --------  --------
     Long-term debt.......................................  $314,789  $224,112
                                                            ========  ========

  On July 10, 1997, the Company retired all previously outstanding debt with the proceeds of issuance of $100,000 in senior subordinated notes (the Notes) and borrowings under a new credit agreement (the Credit Agreement), comprising $205,000 in term loans and $2,500 in draws under a revolving line of credit. As a result of the refinancing, the Company recorded an extraordinary item of $9,788 (net of tax), reflecting the write-off of deferred financing costs, unamortized discount and other costs upon early extinguishment of debt.

  The Notes bear interest at 10.25% and mature in 2007. The new Credit Agreement provides for maximum borrowings of $280,000, consisting of $205,000 in two term loans (in principal amounts of $70,000 and $135,000) and $75,000 under a revolving credit facility. The term loans mature on the fifth and eighth anniversaries of the Credit Agreement, respectively, and the revolving credit facility matures on the fifth anniversary of the Credit Agreement. Interest on borrowings under the Credit Agreement is calculated at an increment over a defined base rate. At December 31, 1997, the interest rates on the term loans were 8.3% and 8.8%, respectively; the interest rate on the revolving credit facility was 10.0%. The line of credit includes a commitment fee on the average unused balance of the commitment. This fee ( 1/2 of 1% at December 31, 1997) varies based upon the company's leverage ratio.

  Indebtedness under the Credit Agreement is collateralized by substantially all assets of the Company, a pledge of intercompany notes and a pledge of certain stock of the Company's subsidiaries. The Notes are guaranteed by the Company's parent and the Company's domestic subsidiaries. (See Note 16.) The Notes are subordinated to the Company's obligations under the Credit Agreement.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The Credit Agreement includes covenants requiring the Company to maintain
(i) minimum levels of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), (ii) minimum interest coverage ratios, and
(iii) maximum leverage ratios. The Credit Agreement also contains covenants limiting capital expenditures, additional indebtedness, dividends, transactions with affiliates, acquisitions and asset sales, prepayments of indebtedness and liens.

  The notes payable for acquisition at December 31, 1997 represent amounts due to the former owner of OC-Brazil. A portion of the notes bears interest at a variable rate (8.8% at December 31, 1997). Borrowings under these notes are secured by the assets of OC-Brazil. The notes are payable in installments that are calculated based upon the earnings of OC-Brazil.

  At December 31, 1996, the Company had borrowings of $28,000 on its previous $35,000 revolving line of credit, at a variable interest rate of 9.4%. Borrowings under the line were secured by substantially all the assets of the Company. The previous line of credit included a commitment fee of 1/2 of 1% of the average unused balance of the commitment. Borrowings under the previous line of credit were repaid in connection with the 1997 refinancing described above.

  The term loans at December 31, 1996 were divided into four separate commitments (A, B, C and D) and secured by all assets of the Company. Substantially all of the term loans carried interest at a Eurodollar-based lending rate (5.63% at December 31, 1996) plus 2.75%, 3.25%, 3.75% and 4.00%
for the A, B, C and D commitments, respectively. The term loans were repaid in connection with the 1997 refinancing described above.

  The senior subordinated note payable at December 31, 1996 represented amounts due from Holdings to the former owner of GenCorp RPD. This note bore interest at 8% annually. The subordinated notes payable at December 31, 1996 represented amounts due from Holdings or the Company to certain shareholders of Holdings. These notes were due in November 2005 and bore interest at 12% annually. Borrowings under the senior subordinated and the subordinated notes payable were repaid in connection with the 1997 refinancing described above.

  The annual maturities of long-term debt, including principal payments on capital leases, at December 31, 1997 are as follows:

   YEAR ENDING
   DECEMBER 31,
   ------------
    1998............................................................... $  7,765
    1999...............................................................   14,636
    2000...............................................................   16,873
    2001...............................................................   21,430
    2002...............................................................   45,500
    Thereafter.........................................................  216,350
                                                                        --------
                                                                        $322,554
                                                                        ========

  As part of a refinancing that occurred in 1995, the Company recorded an extraordinary item of $4,426 (net of tax), reflecting the write-off of deferred financing and other costs upon early extinguishment of debt.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


9. PENSION BENEFITS

  The Company sponsors 401(k) retirement plans for substantially all of its employees, which allow employees to contribute up to a specified percentage of their compensation into tax deferred accounts. The Company recorded expense for its contributions to these plans of $932, $303 and $213 in 1997, 1996 and 1995, respectively.

  The Company has noncontributory defined benefit pension plans covering eligible employees of two of its plants. Pension plan benefits are based on participants' years of credited service. The Company's policy is to fund the minimum required annual contribution to the plans. Plan assets generally consist of mutual funds. The components of net periodic pension cost relating to the defined benefit pension plans are summarized below:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Service cost on benefits earned during the year............ $930  $830  $414
   Interest cost on projected benefit obligation..............  143    85    46
   Actual earnings on plan assets............................. (316) (153)  (12)
   Net amortization and deferral..............................   48   111    47
                                                               ----  ----  ----
   Net periodic pension cost.................................. $805  $873  $495
                                                               ====  ====  ====

  The actuarial present value of benefit obligations and funded status for the defined benefit pension plans are summarized below:

                                                                   1997   1996
                                                                  ------ ------
   Actuarial present value of benefit obligations
     Vested benefit obligation................................... $2,350 $1,454
     Nonvested benefit obligation................................    693    472
                                                                  ------ ------
   Accumulated and projected benefit obligation..................  3,043  1,926
   Plan assets at fair value.....................................  3,335  2,299
                                                                  ------ ------
   Excess of plan assets over projected benefit obligation.......    292    373
   Unrecognized prior service cost...............................     10     10
   Unrecognized net loss.........................................    235    217
                                                                  ------ ------
   Accrued pension asset......................................... $  537 $  600
                                                                  ====== ======

  The discount rate used in developing the projected benefit obligations was 7.25% at December 31, 1997 and 1996. The expected long-term rate of return on plan assets was assumed to be 10% as of December 31, 1997 and 1996.

10. POSTRETIREMENT HEALTHCARE BENEFITS

  The Company provides postretirement healthcare and prescription drug benefits to a limited number of current retirees; certain active hourly employees and their covered dependents may become eligible for these benefits, although the Company does not necessarily have a legal obligation to provide benefits to all such participants. The Company recognizes the estimated cost of providing such benefits over the service lives of the covered employees. Postretirement benefits provided by the Company are unfunded.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The following table sets forth the Company's accrued postretirement benefit obligation at December 31:

                                                                 1997    1996
                                                                ------- -------
   Retirees.................................................... $ 6,298 $ 5,942
   Fully-eligible active plan participants.....................   1,707   1,398
   Other active plan participants..............................  18,067  12,740
                                                                ------- -------
   Accumulated postretirement benefit obligation...............  26,072  20,080
   Unamortized net loss........................................   5,403   4,916
                                                                ------- -------
   Accrued postretirement benefit obligation................... $20,669 $15,164
                                                                ======= =======

  The components of periodic postretirement benefit cost were as follows:

                                                            1997   1996   1995
                                                           ------ ------ ------
   Service cost........................................... $1,188 $1,132 $  518
   Interest cost..........................................  1,582  1,288    638
   Amortization of unrecognized net loss..................    162    190
                                                           ------ ------ ------
   Net periodic postretirement benefit cost............... $2,932 $2,610 $1,156
                                                           ====== ====== ======

  The Company assumed a weighted average annual rate of increase in the per capita cost of covered healthcare benefits of 9.8% in 1997, declining to 5.0% in 2004 and remaining at that level thereafter. A one percentage point increase each year in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1997 by 12.95% and the service and interest cost components of net periodic postretirement benefit cost for 1997 by 11.82%. The Company assumed a discount rate of 7.25% at December 31, 1997 and 1996.


11. INCOME TAXES

  The income tax provision (benefit) for 1997, 1996 and 1995 consists of the following components:

                                                         1997    1996    1995
                                                        ------  ------  -------
   Current provision (benefit)......................... $2,910  $ (450) $ 6,510
   Deferred provision (benefit)........................ (3,148)  1,015   (1,100)
                                                        ------  ------  -------
   Income tax expense (benefit)........................ $ (238) $  565  $ 5,410
                                                        ======  ======  =======

  A reconciliation of the Company's statutory and effective income tax rates follows:

                                                                 1997  1996  1995
                                                                 ----  ----  ----
   Applicable statutory rate....................................  34%   34%   34%
   State income taxes...........................................   2     3     5
   Net operating loss utilization in foreign jurisdiction.......              (2)
   Other........................................................        (3)
                                                                 ---   ---   ---
   Effective tax rate...........................................  36%   34%   37%
                                                                 ===   ===   ===

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The components of the Company's deferred asset and liabilities at December 31 are as follows:

                                           1997                  1996
                                   --------------------- ---------------------
                                    DEFERRED   DEFERRED   DEFERRED   DEFERRED
                                   INCOME TAX INCOME TAX INCOME TAX INCOME TAX
                                     ASSET    LIABILITY    ASSET    LIABILITY
                                   ---------- ---------- ---------- ----------
   Property, plant and equipment,
    net...........................  $   --     $21,952    $   --     $16,656
   Accrued liabilities............    8,130                 7,079
   Postretirement healthcare
    benefits......................    7,709                 3,783
   Alternative minimum tax credit
    carryforwards.................      733                 2,162
   Net operating loss
    carryforwards.................    6,447
   Other..........................    2,311        951         71        845
                                    -------    -------    -------    -------
     Total........................  $25,330    $22,903    $13,095    $17,501
                                    =======    =======    =======    =======

  The Company has net operating loss carryforwards with potential future tax benefits of $5,730 for federal income tax purposes and $717 for state income tax purposes at December 31, 1997. The federal net operating losses expire in 2018 and the state net operating losses expire during the years 2013 through 2018. In addition, the Company has alternative minimum tax credit carryforwards aggregating $733 at December 31, 1997, which can be carried forward indefinitely.

  If the Company experiences a change in ownership within the meaning of
Section 382 of the Internal Revenue Code, an annual limitation could be placed upon the Company's ability to realize the benefits of its net operating loss carryforwards.

12. STOCKHOLDER'S DEFICIT

  A summary of the changes in the Company's stockholder's deficit accounts follows:

                             COMMON           UNREALIZED    MINIMUM
                             STOCK              FOREIGN     PENSION
                            $.01 PAR PAID-IN   CURRENCY    LIABILITY  ACCUMULATED
                             VALUE   CAPITAL  TRANSLATION ADJUSTMENTS   DEFICIT    TOTAL
                            -------- -------  ----------- ----------- ----------- --------
   December 31, 1994.......   $--    $ 1,600     $  96       $ --      $(16,449)  $(14,753)
    Contribution by
     stockholder relating
     to issuance of stock
     and warrants..........           17,264                                        17,264
    Net income.............                                               4,697      4,697
    Translation
     adjustments...........                       (220)                               (220)
    Minimum pension
     liability
     adjustments...........                                   (277)                   (277)
    Distribution to
     stockholder...........           (1,600)                           (68,950)   (70,550)
                              ----   -------     -----       -----     --------   --------
   December 31, 1995.......    --     17,264      (124)       (277)     (80,702)   (63,839)
    Contribution by
     stockholder relating
     to issuance of
     warrants..............              275                                           275
    Net income.............                                               1,109      1,109
    Translation
     adjustments...........                         37                                  37
    Minimum pension
     liability
     adjustments...........                                    277                     277
                              ----   -------     -----       -----     --------   --------
   December 31, 1996.......    --     17,539       (87)        --       (79,593)   (62,141)
    Net loss...............                                             (10,215)   (10,215)
    Translation
     adjustments...........                       (138)                               (138)
                              ----   -------     -----       -----     --------   --------
   December 31, 1997.......   $--    $17,539     $(225)      $ --      $(89,808)  $(72,494)
                              ====   =======     =====       =====     ========   ========

  The accumulated deficit at January 1, 1995 resulted from distributions to stockholders of $29,817 during 1994.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  Each of the 1,000 shares of common stock outstanding of the Company is owned by Holdings. The following summarizes the rights of the various classes of the Holdings' preference and common stock.

PREFERENCE STOCK

  Preference stock, which is nonvoting, contains a liquidation premium equal to $18,150 per share, plus a yield equal to 9.1% per year of such liquidation amount, measured from December 1995. Such liquidation amount is payable upon liquidation, sale of the Company, or upon the completion of an initial public offering of Holdings' common stock. There were 1,000 shares of preference stock outstanding at December 31, 1997 and 1996.

CLASS P COMMON STOCK

  Class P common stock is voting stock, which includes a liquidation preference equal to $250 per share, if the Company's net sales exceed $505,000 for any previous year or $125 per share, if the Company's net sales exceed $405,000 for any previous year. Class P common stock has no liquidation preference if neither of these conditions is achieved. There were 45,000 shares of Class P common stock outstanding at December 31, 1997 and 1996.

CLASS L COMMON STOCK

  Class L common stock is voting stock, which includes a liquidation preference equal to $1,307 per share plus a 10% yield per year on such liquidation amount measured from December 1995. There were 25,667 shares and 25,000 shares of Class L common stock issued and outstanding at December 31, 1997 and 1996, respectively.

CLASS A COMMON STOCK

  Class A common stock is voting stock, but contains no liquidation preference. There were 57,667 and 55,000 shares of Class A common stock issued and outstanding at December 31, 1997 and 1996, respectively.

  The rights and obligations of the holders of these classes of stock are governed by a stockholders' agreement, which provides for the election of directors and officers, a right of first refusal in the sales of shares, and other provisions which allow particular groups of shareholders to require a sale of the Company after March 31, 1998.

  During 1997, Holdings entered into agreements with certain officers and key employees of the Company pursuant to which the employees purchased 2,667 shares and 667 shares of Class A and Class L common stock, respectively, for an aggregate purchase price of $880. The employees executed full recourse promissory notes for the purchase price of the stock. Shares purchased under these agreements vest in 20% increments annually. Upon termination of employment, the Company, at its option, may repurchase vested shares for fair value and unvested shares for the lower of original cost or fair value.

  In 1996, warrants were issued to certain shareholders and lenders to acquire 2,160 shares of Holdings' Class A common stock at $3.30 per share and 540 shares of Holdings' Class L common stock at $1,307 per share. The warrants are exercisable through November 2005. The fair value of the warrants was recorded as an increase to additional paid-in capital during the year.

  In 1995, warrants were issued to certain lenders to acquire 2,672 shares of Holdings' Class A common stock at par value, 4,723 shares of Holdings' Class A common stock for $3.30 per share and 1,181 shares of Holdings'

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Class L common stock for $1,307 per share. Such warrants can be exercised through November 2005. The fair value of the warrants was recorded as an increase to additional paid-in capital during the year.

13. STOCK-BASED COMPENSATION

  Holdings is authorized to grant options to the Company's executive officers at the discretion of the Board of Directors up to the authorized number of shares for Holdings. The exercise price, vesting schedule and maximum term of options granted are set by the Board of Directors. The Company recognizes compensation cost (if any) for options and other stock-based compensation granted by Holdings to the Company's employees. The Company's compensation cost with respect to grants under the stock-based compensation program was not significant; compensation cost calculated in accordance with FAS 123 is also not material.

  For purposes of FAS 123 disclosures, the Company estimates the fair value of each option grant on the date of grant using the minimum value option-pricing method with the following weighted-average assumptions used for grants in 1997, 1996, and 1995: dividend yield rate of zero, as Holdings does not pay dividends on its common stock, risk-free interest rates of approximately 6.00%, representing rates on U.S.Treasury obligations with similar duration, and an expected life of 5 years.

  A summary of option activity for 1997, 1996 and 1995, follows:

                                   1997             1996             1995
                             ---------------- ---------------- ----------------
                                    WEIGHTED-        WEIGHTED-        WEIGHTED-
                                     AVERAGE          AVERAGE          AVERAGE
                                    EXERCISE         EXERCISE         EXERCISE
                             SHARES   PRICE   SHARES   PRICE   SHARES   PRICE
                             ------ --------- ------ --------- ------ ---------
   Outstanding at beginning
    of year................  15,845  $240.21  15,845  $240.21     --   $   --
   Granted.................   4,300   405.22                   15,845   240.21
   Exercised...............
   Forfeited or expired....
                             ------  -------  ------  -------  ------  -------
   Outstanding at end of
    year...................  20,145  $275.43  15,845  $240.21  15,845  $240.21
                             ======  =======  ======  =======  ======  =======
   Exercisable at year
    end....................   6,439            2,614              --
   Weighted average fair
    value of options
    granted during the
    year...................  $ 0.81           $   --           $ 0.93

  The following table summarizes information about stock options outstanding at December 31, 1997:

                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
               -------------------------------------  -----------------------
                              WEIGHTED
                               AVERAGE     WEIGHTED                 WEIGHTED
   RANGE OF                   REMAINING    AVERAGE                  AVERAGE
   EXERCISE      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
    PRICES     OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
   --------    -----------   -----------   --------   -----------   --------
   $  3.30       10,073          7.4       $  3.30       5,873      $  3.30
    312.13        3,961          8.0        312.13                   312.13
    642.13        5,036          7.4        642.13         283       642.13
    972.13        1,075          5.0        972.13         283       972.13

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


14. RELATED PARTY TRANSACTIONS

  Management and advisory services are provided by an affiliate of certain shareholders of Holdings, under an agreement which requires an annual fee of $950, plus certain other contingent fees. Total fees charged to the Company by such affiliate during 1997, 1996 and 1995 were approximately $6,475, $1,350 and $3,105, respectively.

  Certain legal services were provided by an affiliate of a director of the Company. Total fees charged to the Company by such affiliate were approximately $1,900 and $1,600 in 1997 and 1996, respectively. The Company also leases certain equipment from an affiliate of Holdings; total fees charged to the Company by such affiliate were approximately $250 in 1997.


  As discussed in Note 8, notes payable were due to certain current and former shareholders of Holdings at December 31, 1996. In addition, a $413 fee was paid to a shareholder and officer of Holdings in connection with the GenCorp Acquisition.

15. COMMITMENTS AND CONTINGENCIES

  During 1997, the Company entered into equipment leases which are classified as capital leases. Assets under capital leases at December 31, 1997 are as follows:

   Equipment.............................................................. $898
   Accumulated amortization............................................... (271)
                                                                           ----
                                                                           $627
                                                                           ====

  The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense for the Company totaled approximately $4,383, $2,385 and $1,568 during 1997, 1996 and 1995, respectively.

  Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1997 are summarized below:

   YEAR ENDING
   DECEMBER 31
   -----------
     1998.............................................................. $ 3,384
     1999..............................................................   2,748
     2000..............................................................   2,137
     2001..............................................................   1,359
     2002..............................................................   1,071
     Thereafter........................................................   5,522
                                                                        -------
       Total........................................................... $16,221
                                                                        =======

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The Company has letters of credit outstanding of $4,100 at December 31, 1997.

  Subsequent to the closing of the GenCorp RPD acquisition, the Company has been unable to reach an agreement with the seller on the related purchase price adjustment. The seller filed suit against the Company in June 1996, in an effort to prevent the Company from submitting the dispute to arbitration. Although the Company's right to seek arbitration was upheld, this matter is still subject to negotiation by the parties. The outcome of this matter is uncertain; however, management does not believe that the outcome of this uncertainty will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

  The Company is also subject to other lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business. Management does not believe that the outcome of these uncertainties will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

16. CONDENSED CONSOLIDATING INFORMATION

  The Notes are guaranteed by CE Automotive Trim Systems, Inc. (CE), a wholly-owned consolidated subsidiary of the Company, but are not guaranteed by the Company's other consolidated subsidiaries, Voplex of Canada and the Brazilian subsidiary. The guarantee of the Notes by CE is full and unconditional. The following condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method; (ii) CE, the guarantor subsidiary, and (iii) Voplex of Canada and the Brazilian subsidiary, as non-guarantor subsidiaries. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or other similar charges.

  Separate financial statements of CE are not presented herein, as management does not believe that such statements would be material. CE was formed in 1994 as a joint venture with an unrelated entity. The Company accounted for its 50% interest in CE as an equity investment as of December 31, 1996; the Company's equity investment in CE at that date was $0. In 1997, the Company purchased the other entity's interest in CE for an immaterial amount, and CE became a consolidated subsidiary of the Company. CE had no revenues or operations during the periods presented.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1997

                                        NON-
                                     GUARANTOR   GUARANTOR  ELIMINATIONS/
                           PARENT   SUBSIDIARIES SUBSIDIARY  ADJUSTMENTS  CONSOLIDATED
                          --------  ------------ ---------- ------------- ------------
                                            (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash..................  $  1,646    $ 2,142       $--           $--       $  3,788
  Receivables ..........    79,960      5,926                   (3,769)       82,117
  Inventories...........    23,081      2,030                                 25,111
  Reimbursable tooling
   costs................    16,727        186                                 16,913
  Income tax
   refundable...........     2,555                                             2,555
  Deferred income taxes
   and other............    11,911        197                                 12,108
                          --------    -------       ----      --------      --------
    Total current
     assets.............   135,880     10,481        --         (3,769)      142,592
Property, plant and
 equipment, net.........   193,328      4,307                                197,635
Other long-term assets..    29,257                                            29,257
Investment in
 consolidated
 subsidiaries...........     6,600                              (6,600)
                          --------    -------       ----      --------      --------
    Total assets........  $365,065    $14,788       $--       $(10,369)     $369,484
                          ========    =======       ====      ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of
   long-term debt.......  $  7,765    $   --        $--           $--         $7,765
  Accounts payable......    50,995      1,533                   (3,769)       48,759
  Accrued liabilities...    36,211      1,480                                 37,691
                          --------    -------       ----      --------      --------
    Total current
     liabilities........    94,971      3,013        --         (3,769)       94,215
Noncurrent liabilities
  Long-term debt........   309,389      5,400                                314,789
  Workers'
   compensation.........     1,251                                             1,251
  Postretirement
   healthcare benefits..    20,669                                            20,669
  Other long-term
   liabilities..........     3,365                                             3,365
  Deferred income
   taxes................     7,689                                             7,689
                          --------    -------       ----      --------      --------
    Total liabilities...   437,334      8,413        --         (3,769)      441,978
                          --------    -------       ----      --------      --------
Stockholder's equity
 (deficit)
  Common stock..........
  Paid-in capital.......    17,539      5,057                   (5,057)       17,539
  Unrealized foreign
   currency
   translation..........                 (225)                                  (225)
  Retained earnings
   (accumulated
   deficit).............   (89,808)     1,543                   (1,543)      (89,808)
                          --------    -------       ----      --------      --------
    Total stockholder's
     equity (deficit)...   (72,269)     6,375        --         (6,600)      (72,494)
                          --------    -------       ----      --------      --------
    Total liabilities
     and stockholder's
     equity (deficit)...  $365,065    $14,788       $--       $(10,369)     $369,484
                          ========    =======       ====      ========      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996

                                    NON-GUARANTOR GUARANTOR  ELIMINATIONS/
                           PARENT    SUBSIDIARY   SUBSIDIARY  ADJUSTMENTS  CONSOLIDATED
                          --------  ------------- ---------- ------------- ------------
                                             (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash..................  $  7,795     $4,147       $ --        $   --       $ 11,942
  Receivables...........    47,854      1,131                                  48,985
  Inventories...........    20,716        581                                  21,297
  Reimbursable tooling
   costs................    17,606         68                                  17,674
  Income tax
   refundable...........     3,270                                              3,270
  Deferred income taxes
   and other............     6,571                                              6,571
                          --------     ------       -----       -------      --------
    Total current
     assets.............   103,812      5,927         --            --        109,739
Property, plant and
 equipment, net.........   132,769        555                                 133,324
Other long-term assets..    19,167                                             19,167
Investment in
 consolidated
 subsidiaries...........     5,326                               (5,326)
                          --------     ------       -----       -------      --------
    TOTAL ASSETS........  $261,074     $6,482       $ --        $(5,326)     $262,230
                          ========     ======       =====       =======      ========
LIABILITIES AND
 STOCKHOLDER'S EQUITY
 (DEFICIT)
Current liabilities
  Current portion of
   long-term debt.......  $  9,080     $  --        $ --        $   --       $  9,080
  Accounts payable......    37,281        747                                  38,028
  Accrued liabilities...    24,606        496                                  25,102
                          --------     ------       -----       -------      --------
    Total current
     liabilities........    70,967      1,243         --            --         72,210
Noncurrent liabilities
  Long-term debt........   224,112                                            224,112
  Workers'
   compensation.........       968                                                968
  Postretirement
   healthcare benefits..    15,164                                             15,164
  Accrued commitments
   under acquired
   contracts............     2,244                                              2,244
  Deferred income
   taxes................     9,673                                              9,673
                          --------     ------       -----       -------      --------
    Total liabilities...   323,128      1,243         --            --        324,371
                          --------     ------       -----       -------      --------
Stockholder's equity
 (deficit)
  Common stock..........
  Paid-in capital.......    17,539      5,057                    (5,057)       17,539
  Unrealized foreign
   currency
   translation..........                  (87)                                    (87)
  Retained earnings
   (accumulated
   deficit).............   (79,593)       269                      (269)      (79,593)
                          --------     ------       -----       -------      --------
    Total stockholder's
     equity (deficit)...   (62,054)     5,239         --         (5,326)      (62,141)
                          --------     ------       -----       -------      --------
    TOTAL LIABILITIES
     AND STOCKHOLDER'S
     EQUITY (DEFICIT)...  $261,074     $6,482       $ --        $(5,326)     $262,230
                          ========     ======       =====       =======      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                                    NON-GUARANTOR GUARANTOR  ELIMINATIONS/
                           PARENT   SUBSIDIARIES  SUBSIDIARY  ADJUSTMENTS  CONSOLIDATED
                          --------  ------------- ---------- ------------- ------------
                                             (DOLLARS IN THOUSANDS)
Sales...................  $413,536     $12,558      $  --       $   --       $426,094
Cost of sales...........   357,439       9,598                                367,037
                          --------     -------      ------      -------      --------
Gross profit............    56,097       2,960         --           --         59,057
Selling, general and
 administrative
 expenses...............    31,239         957                     (454)       31,742
                          --------     -------      ------      -------      --------
Income from operations..    24,858       2,003         --           454        27,315
Other expense (income)
  Interest expense......    27,941          95                                 28,036
  Other, net............      (431)        (79)                     454           (56)
                          --------     -------      ------      -------      --------
Income (loss) before in-
 come tax...............    (2,652)      1,987         --           --           (665)
Income tax expense (ben-
 efit)..................      (951)        713                                   (238)
                          --------     -------      ------      -------      --------
Income (loss) before
 extraordinary item.....    (1,701)      1,274         --           --           (427)
Extraordinary loss......     9,788                                              9,788
                          --------     -------      ------      -------      --------
Income (loss) before
 equity in income of
 consolidated
 subsidiaries...........   (11,489)      1,274         --           --        (10,215)
Equity in income of
 consolidated
 subsidiaries...........     1,274                               (1,274)
                          --------     -------      ------      -------      --------
Net income (loss).......  $(10,215)    $ 1,274      $  --       $(1,274)     $(10,215)
                          ========     =======      ======      =======      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996

                                    NON-GUARANTOR GUARANTOR  ELIMINATIONS/
                           PARENT    SUBSIDIARY   SUBSIDIARY  ADJUSTMENTS  CONSOLIDATED
                          --------  ------------- ---------- ------------- ------------
                                             (DOLLARS IN THOUSANDS)
Sales...................  $336,470     $9,556       $  --        $ --        $346,026
Cost of sales...........   287,629      7,113                                 294,742
                          --------     ------       ------       -----       --------
Gross profit............    48,841      2,443          --          --          51,284
Selling, general and
 administrative
 expenses...............    25,963        761                     (484)        26,240
                          --------     ------       ------       -----       --------
Income from operations..    22,878      1,682          --          484         25,044
Other expense (income)
  Interest expense......    23,190                                             23,190
  Other, net............      (737)       433                      484            180
                          --------     ------       ------       -----       --------
Income before income
 tax....................       425      1,249          --          --           1,674
Income tax expense......       148        417                                     565
                          --------     ------       ------       -----       --------
Income before equity in
 income of consolidated
 subsidiaries...........       277        832          --          --           1,109
Equity in income of
 consolidated
 subsidiaries...........       832                                (832)
                          --------     ------       ------       -----       --------
Net income..............  $  1,109     $  832       $  --        $(832)      $  1,109
                          ========     ======       ======       =====       ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995

                                    NON-GUARANTOR GUARANTOR  ELIMINATIONS/
                           PARENT    SUBSIDIARY   SUBSIDIARY  ADJUSTMENTS  CONSOLIDATED
                          --------  ------------- ---------- ------------- ------------
                                             (DOLLARS IN THOUSANDS)
Sales...................  $288,644     $9,102       $  --       $   --       $297,746
Cost of sales...........   247,002      6,891                                 253,893
                          --------     ------       ------      -------      --------
Gross profit............    41,642      2,211          --           --         43,853
Selling, general and
 administrative
 expenses...............    16,905      1,234                      (461)       17,678
                          --------     ------       ------      -------      --------
Income from operations..    24,737        977          --           461        26,175
Other expense (income)
  Interest expense......    12,388                                             12,388
  Other, net............    (1,078)      (129)                      461          (746)
                          --------     ------       ------      -------      --------
Income before income
 tax....................    13,427      1,106          --           --         14,533
Income tax expense......     5,410                                              5,410
                          --------     ------       ------      -------      --------
Income before extraordi-
 nary item..............     8,017      1,106          --           --          9,123
Extraordinary loss......     4,426                                              4,426
                          --------     ------       ------      -------      --------
Income before equity in
 income of consolidated
 subsidiaries...........     3,591      1,106          --           --          4,697
Equity in income of
 consolidated
 subsidiaries...........     1,106                               (1,106)
                          --------     ------       ------      -------      --------
Net income..............  $  4,697     $1,106       $  --       $(1,106)     $  4,697
                          ========     ======       ======      =======      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

                                          NON-GUARANTOR GUARANTOR
                                PARENT    SUBSIDIARIES  SUBSIDIARY CONSOLIDATED
                               ---------  ------------- ---------- ------------
                                           (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES....  $  17,663     $(1,856)     $ --      $  15,807
                               ---------     -------      -----     ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Acquisitions, net of cash
 acquired....................    (72,434)                             (72,434)
Purchases of property, plant
 and equipment...............    (17,498)        (11)                 (17,509)
                               ---------     -------      -----     ---------
  NET CASH USED IN INVESTING
   ACTIVITIES................    (89,932)        (11)       --        (89,943)
                               ---------     -------      -----     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net borrowings from revolving
 debt........................     11,500                               11,500
Principal payments on capital
 lease obligations...........       (244)                                (244)
Proceeds from issuance of
 long-term debt..............    305,000                              305,000
Repayment of long-term debt..   (233,712)                            (233,712)
Cost of debt and equity
 financing...................    (16,424)                             (16,424)
                               ---------     -------      -----     ---------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES......     66,120         --         --         66,120
                               ---------     -------      -----     ---------
Effect of foreign currency
 rate fluctuations on cash...                   (138)                    (138)
                               ---------     -------      -----     ---------
Net decrease in cash.........     (6,149)     (2,005)       --         (8,154)
Cash at beginning of period..      7,795       4,147                   11,942
                               ---------     -------      -----     ---------
Cash at end of period........  $   1,646     $ 2,142      $ --      $   3,788
                               =========     =======      =====     =========
SUPPLEMENTAL DISCLOSURE OF
 NONCASH FINANCING
 TRANSACTION
Notes payable issued in
 connection with
 acquisition.................  $     --      $ 5,400      $ --      $   5,400
                               =========     =======      =====     =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996

                                          NON-GUARANTOR GUARANTOR
                                 PARENT    SUBSIDIARY   SUBSIDIARY CONSOLIDATED
                                --------  ------------- ---------- ------------
                                            (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES.........  $ (5,929)    $1,779       $  --      $ (4,150)
                                --------     ------       ------     --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Acquisitions, net of cash ac-
 quired.......................   (18,160)                             (18,160)
Purchases of property, plant
 and equipment................    (9,394)      (236)                   (9,630)
                                --------     ------       ------     --------
  NET CASH USED IN INVESTING
   ACTIVITIES.................   (27,554)      (236)         --       (27,790)
                                --------     ------       ------     --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net borrowings from revolving
 debt.........................    13,000                               13,000
Proceeds from issuance of
 long-term debt...............    73,178                               73,178
Repayment of long-term debt...   (48,363)                             (48,363)
Cost of debt and equity fi-
 nancing......................    (2,907)                              (2,907)
Contribution by stockholder...       275                                  275
                                --------     ------       ------     --------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES.......    35,183        --           --        35,183
                                --------     ------       ------     --------
Effect of foreign currency
 rate fluctuations on cash....                   37                        37
                                --------     ------       ------     --------
Net increase in cash..........     1,700      1,580          --         3,280
Cash at beginning of period...     6,095      2,567                     8,662
                                --------     ------       ------     --------
Cash at end of period.........  $  7,795     $4,147       $  --      $ 11,942
                                ========     ======       ======     ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995

                                          NON-GUARANTOR GUARANTOR
                                PARENT     SUBSIDIARY   SUBSIDIARY CONSOLIDATED
                               ---------  ------------- ---------- ------------
                                           (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY
 OPERATING ACTIVITIES........  $  32,597     $1,191       $  --     $  33,788
                               ---------     ------       ------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchases of property, plant
 and equipment...............    (10,569)       (77)                  (10,646)
                               ---------     ------       ------    ---------
  NET CASH USED IN INVESTING
   ACTIVITIES................    (10,569)       (77)         --       (10,646)
                               ---------     ------       ------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net borrowings from revolving
 debt........................      5,000                                5,000
Proceeds from issuance of
 long-term debt..............    176,620                              176,620
Repayment of long-term debt..   (130,450)                            (130,450)
Cost of debt and equity fi-
 nancing.....................    (14,573)                             (14,573)
Distribution to stockholder..    (70,339)                             (70,339)
Contribution by stockholder..     18,200                               18,200
                               ---------     ------       ------    ---------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES......    (15,542)       --           --       (15,542)
                               ---------     ------       ------    ---------
Effect of foreign currency
 rate fluctuations on cash...                   (58)                      (58)
                               ---------     ------       ------    ---------
Net increase in cash.........      6,486      1,056          --         7,542
Cash at beginning of period..       (391)     1,511                     1,120
                               ---------     ------       ------    ---------
Cash at end of period........  $   6,095     $2,567       $  --     $   8,662
                               =========     ======       ======    =========

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Cambridge Industries, Inc.

  Our audit of the consolidated financial statements of Cambridge Industries, Inc. and subsidiaries as of December 31, 1997 and for the year then ended referred to in our report dated March 30, 1998 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying Financial Statement Schedule. In our opinion, this Financial Statement Schedule of Cambridge Industries, Inc. and its subsidiaries presents fairly in all material respects, the information set forth therein as of December 31, 1997 and for the year then ended when read in conjunction with the related consolidated financial statements.

  The consolidated financial statements and the Financial Statement Schedule for the years ended December 31, 1996 and 1995 were audited by other independent accountants whose report dated March 28, 1997 expressed an unqualified opinion on those statements and that schedule.

Price Waterhouse LLP

Bloomfield Hills, MI
March 30, 1998

                        INDEPENDENT AUDITOR'S REPORT ON
                         FINANCIAL STATEMENT SCHEDULE

Cambridge Industries, Inc.

  We have audited the consolidated financial statements of Cambridge Industries, Inc. and subsidiaries as of December 31, 1996 and for the years ended December 31, 1996 and 1995 and have issued our report thereon dated March 28, 1997; such financial statements and report are included in this Annual Report on Form 10-K. Our audits included the Financial Statement Schedule of Cambridge Industries, Inc. and subsidiaries for the years ended December 31, 1996 and 1995 listed in Item 14. This Financial Statement
Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based on our audits. In our opinion, such Financial Statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1996 and 1995.

Deloitte & Touche LLP
Detroit, Michigan
March 28, 1997

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                              ADDITIONS
                                          -----------------
                                          CHARGED
                              BALANCE AT  TO COSTS CHARGED            BALANCE
                             BEGINNING OF   AND    TO OTHER WRITE-   AT END OF
                                 YEAR     EXPENSES ACCOUNTS  OFFS      YEAR
                             ------------ -------- -------- -------  ---------
Allowance for doubtful ac-
 counts
For the year ended December
 31,
  1997......................    $3,921     $  642   $  --   $(1,509)  $3,054
  1996......................    $1,479     $3,355   $  --   $  (913)  $3,921
  1995......................    $3,877     $2,964   $  --   $(5,362)  $1,479
Allowance for inventory ob-
 solescence and lower of
 cost or market reserve
For the year ended December
 31,
  1997......................    $1,150     $  --    $  405  $  (332)  $1,223
  1996......................    $  610     $  315   $  603  $  (378)  $1,150
  1995......................    $  630     $  313   $  --   $  (333)  $  610
Allowance for reimbursable
 tooling
For the year ended December
 31,
  1997......................    $4,100     $  --    $  --   $   --    $4,100
  1996......................    $1,373     $   27   $2,700  $   --    $4,100
  1995......................    $  --      $1,373   $  --   $   --    $1,373

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, CAMBRIDGE INDUSTRIES, INC. AND CE AUTOMOTIVE TRIM SYSTEMS, INC. HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MADISON HEIGHTS, STATE OF MICHIGAN, ON APRIL 1, 1998.

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

                                          CE Automotive Trim Systems, Inc.


                                          By:     /s/ Richard S. Crawford
                                              ---------------------------------
                                                    RICHARD S. CRAWFORD
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                          CAMBRIDGE INDUSTRIES, INC.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

       /s/ Richard S. Crawford         Chairman of the          April 1, 1998
-------------------------------------   Board and Chief
         RICHARD S. CRAWFORD            Executive Officer
                                        (Principal
                                        Executive Officer)

        /s/ John M. Colaianne          Secretary and Chief      April 1, 1998
-------------------------------------   Financial Officer
          JOHN M. COLAIANNE             (Principal
                                        Financial Officer)

      /s/ C. Keith Chulumovich         Treasurer and            April 1, 1998
-------------------------------------   Corporate
        C. KEITH CHULUMOVICH            Controller
                                        (Principal
                                        Accounting Officer)

          /s/ Ira J. Jaffe*            Director                 April 1, 1998
-------------------------------------
            IRA J. JAFFE

         /s/ Robert C. Gay*            Director                 April 1, 1998
-------------------------------------
            ROBERT C. GAY

        /s/ Edward W. Conard*          Director                 April 1, 1998
-------------------------------------
          EDWARD W. CONARD

         /s/ Ronald P. Mika*           Director                 April 1, 1998
-------------------------------------
           RONALD P. MIKA

                        CE AUTOMOTIVE TRIM SYSTEMS, INC.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

       /s/ Richard S. Crawford          Chairman of the         April 1, 1998
-------------------------------------    Board (Principal
         RICHARD S. CRAWFORD             Executive Officer)
                                         and Director

         /s/ Kevin J. Alder             President and
-------------------------------------    Director
           KEVIN J. ALDER

        /s/ John M. Colaianne           Secretary and Chief     April 1, 1998
-------------------------------------    Financial Officer
          JOHN M. COLAIANNE              (Principal
                                         Financial Officer)

      /s/ C. Keith Chulumovich          Corporate Controller    April 1, 1998
-------------------------------------    (Principal
        C. KEITH CHULUMOVICH             Accounting Officer)

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
  10.30  Security Agreement, dated as of July 10, 1997, among Cambridge
          Industries Holdings, Inc., Cambridge Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*
  10.31  Asset Purchase Agreement, dated as of July 9, effective as of June 30,
          1997, between Eagle-Picher Industries, Inc. and Cambridge Industries,
          Inc.*
  10.32  Agreement, dated as of July 8, 1997, between Cambridge Industries,
          Inc. and the Goodyear Tire & Rubber Company.*
  10.33  Stock Purchase Agreement, dated as of April 25, 1997 between Erpe
          Ernst Pelz Vertriebs GmbH and Cambridge Industries, Inc.*
  10.34  Joint Venture Agreement, dated as of March 4, 1994, among Cambridge
          Industries, Inc., Empe Ernst Pelz GmbH & Co. and Erpe Ernst Pelz
          Vertriebs GmbH (the "Empe-Erpe JV Agreement").*
  10.35  Purchase Election, dated as of March 13, 1997 by Cambridge Industries,
          Inc. in relation to the Empe-Erpe JV Agreement.*
  10.36  Acceptance of Empe-Erpe JV Agreement Purchase Election, dated as of
          March 28, 1997.*
  10.37  Election to Terminate the Empe-Erpe JV Agreement, dated as of February
          6, 1997.*
  10.38  Amendment to Stockholders Agreement, dated December 31, 1997, among
          Holdings, Richard S. Crawford, certain individual members of the Bain
          Group, Bankers Trust Company and each other
         Bank Holder which becomes a party to the Stockholders Agreement.+**
  10.39  Second Amendment to Employment Agreement, dated December 31, 1997, effective January 1, 1998, between the Company and Richard S.
          Crawford.+**
  10.40  Second Amendment to Management Services Agreement, dated December 31,
          1997, effective January 1, 1998, between the Company and Bain
          Capital, Inc.+**
  10.41  Aircraft Lease, dated January 1, 1998, between Mack L.L.C. and the
          Company.**
  10.42  Aircraft Lease, dated January 1, 1998, between the Company and Richard
          S. Crawford.**
  16.1   Letter regarding Change in Independent Accountants.*
  21.1   List of All Subsidiaries.*
  27.1   Financial Data Schedule++

--------
* Incorporated by reference to the Company's Registration Statement on Form S-4 effective as of December 10, 1997.
**Previously filed with the Company's Annual Report on Form 10-K on March 31,
  1998.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.
++This exhibit was the subject of a Form 12b-25 and is included herein.