Form 10-Q
period 1998-03-31
CAMBRIDGE INDUSTRIES INC /DE
filed 1998-05-13
CIK 1044649

                                 UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


                  OR


  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

COMMISSION FILE NUMBER: 333-34061

                          CAMBRIDGE, INDUSTRIES, INC.
                       CE AUTOMOTIVE TRIM SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


Cambridge -- DELAWARE                                    Cambridge -- 38-3188000
CE-Michigan                                              CD-38-2173408
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           identification No.)

555 Horace Brown Drive                                   48071
Madison Heights, MI                                      (Zip Code)
(Address of principal executive offices)

(248) 616-0500                                            None
(Registrant's telephone number, including area code)      (Name of exchange on
                                                          which registered)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Number of shares of Common Stock, $0.01 par value per share, outstanding at March 31, 1998: 1,000

                          CAMBRIDGE INDUSTRIES, INC.
                                   FORM 10Q
                     FOR THE QUARTER ENDED MARCH 31, 1998
                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I -- Financial Information:
  Item 1 -- Financial Statements
     Condensed Consolidated Balance Sheets -- March 31, 1998 and
      December 31, 1997                                                        3
     Condensed Consolidated Statements of Operations -- Three Months
      ended March 31, 1998 and 1997                                            4
     Condensed Consolidated Statements of Cash Flows -- Three Months
      ended March 31, 1998 and 1997                                            4
     Notes to the Condensed Unaudited Consolidated Financial Statements        6
  Item 2 -- Management's discussion and analysis of financial condition
     and results of operations                                                14


                        Part I - Financial Information

Item 1 - Financial Statements

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                  March 31,         December 31,
                                                                                    1998                1997
                                                                                    ----                ----
                                                                                 (unaudited)
Assets
Current assets:
     Cash ...................................................................      $  1,122          $  3,788
     Receivables ............................................................        62,380            82,117
     Inventories ............................................................        24,886            25,111
     Reimbursable tooling costs .............................................        19,138            16,913
     Deferred income taxes and other ........................................        14,226            14,663
                                                                                   --------          --------
Total current assets ........................................................       121,752           142,592
Property, plant and equipment, net of accumulated
 depreciation of $74,192 and $66,452 respectively ...........................       197,958           197,635
Other assets ................................................................        28,932            29,257
                                                                                   --------          --------
Total assets ................................................................      $348,642          $369,484
                                                                                   ========          ========
Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt ......................................      $  9,925          $  7,765
     Accounts payable .......................................................        39,160            48,759
     Accrued liabilities ....................................................        36,242            37,691
                                                                                   --------          --------
Total current liabilities ...................................................        85,327            94,215
Noncurrent liabilities:
     Long-term debt .........................................................       304,256           314,789
     Workers' compensation ..................................................         1,201             1,251
     Postretirement health care benefits ....................................        21,391            20,669
     Deferred income taxes and other liabilites..............................        11,082            11,054
                                                                                   --------          --------
Total liabilities ...........................................................       423,257           441,978
                                                                                   --------          --------
Commitments and contingencies (Note 4)
Stockholder's deficit:

     Common stock, $.01 par value, 3,000 shares
      authorized, 1,000 shares issued and
      outstanding ...........................................................             1                 1
     Paid-in capital ........................................................        17,538            17,538
     Accumulated other comprehensive income .................................          (282)             (225)
     Accumulated deficit ....................................................       (91,872)          (89,808)
                                                                                   --------          --------
Total Stockholder's deficit .................................................       (74,615)          (72,494)
                                                                                   --------          --------
Total liabilities and stockholder's deficit .................................      $348,642          $369,484
                                                                                   ========          ========

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                            (dollars in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998       1997
                                                             --------   --------


Sales ....................................................    $121,141  $89,793
Cost of sales ............................................     107,862   77,628
                                                              --------  -------
Gross profit .............................................      13,279   12,165
Selling, general and administrative expenses..............       8,625    6,196
                                                              --------   ------
Income from operations....................................       4,654    5,969
Other expense (income):
  Interest expense .......................................       7,980    5,667
  Other, net .............................................         111     (123)
                                                              --------   ------
Income (loss) before income tax ..........................      (3,437)     425
Income tax expense (benefit) .............................      (1,373)     195
                                                              --------   ------
Net income (loss) ........................................    $ (2,064)  $  230
                                                              ========   ======

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                              --------------------
                                                                                1998        1997
                                                                              --------     -------
Cash flows from operating activities:
   Net income (loss) .......................................................  $ (2,064)    $   230
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization ...........................................     8,173       5,418
   Postretirement benefit expenses, net of cash payments....................       722         533
Changes in assets and liabilities, excluding the effect of
 acquisitions:
   Receivables .............................................................    20,915         117
   Inventories .............................................................       727        (227)
   Reimbursable tooling costs ..............................................    (2,403)        913
   Accounts payable and accrued liabilities ................................   (12,489)      1,580
   Other ...................................................................       497       1,441
                                                                              --------     -------
Net cash provided by operating activities ..................................    14,078      10,005
                                                                              --------     -------
Cash flows from investing activities:
   Acquisitions, net of cash acquired ......................................     (600)      (2,366)
   Purchase of property, plant and equipment ...............................   (5,033)      (3,949)
                                                                             --------      -------
Net cash used in investing activities ......................................   (5,633)      (6,315)
                                                                             --------      -------
Cash flows from financing activities:
   Net change in revolving debt......... ...................................   (8,000)      (2,000)
   Repayment of long-term debt and capital lease obligations................   (3,054)      (2,270)
                                                                             --------      -------
Net cash used in financing activities ......................................  (11,054)      (4,270)
                                                                             --------      -------
Effect of foreign currency rate fluctuations on cash .......................      (57)           1
                                                                             --------      -------
Net decrease in cash .......................................................   (2,666)        (579)
Cash at beginning of period ................................................    3,788       11,942
                                                                             --------      -------
Cash at end of period ...................................................... $  1,122      $11,363
                                                                             ========      =======

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

1.   Basis of Presentation

     The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Cambridge Industries, Inc. and its subsidiaries (the "Company") as of March 31, 1998, the results of its operations for the three months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997.

     The condensed unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to prior year financial statements to conform to the 1998 presentation.

2.   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires the presentation of "comprehensive income" in a separate financial statement. Comprehensive income includes net income or loss and "other comprehensive income," which comprises such items as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. SFAS 130 does not change the accounting for these items; rather, it promulgates the presentation of a comprehensive income, which was not previously presented. The Company's total comprehensive income was as follows:

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                  1998                   1997
                                                                 -------                -----
Net income (loss)                                                $(2,064)               $ 230
Other comprehensive income:
   Unrealized Foreign Currency Translation                           (57)                   1
                                                                 -------                -----
Total comprehensive income                                       $(2,121)               $ 231
                                                                 =======                =====

                                       6

3.   Inventories

     At March 31, 1998 and December 31, 1997, inventories consist of the following:

                                                                                  March 31,    December 31,
                                                                                    1998          1997
                                                                                  ---------    ------------
                                                                                  (dollars in thousands)
Finished goods .................................................................   $ 5,100        $ 6,773
Work-in-process ................................................................     7,343          6,598
Raw materials ..................................................................    11,601         10,811
Supplies .......................................................................     2,700          2,152
                                                                                   -------        -------
        Total ..................................................................    26,744         26,334
Less allowance for obsolescence and lower of cost or market reserve.............    (1,858)        (1,223)
                                                                                   -------        -------
        Inventories ............................................................   $24,886        $25,111
                                                                                   =======        =======

4.   Commitment and Contingencies

     The Company has letters of credit outstanding of $5,500 at March 31, 1998.

     The Company is subject to lawsuits and claims pending or asserted with respect to matters in the ordinary course of business. The Company does not believe that the outcome of these uncertainties will have a material impact on the Company's financial position or results of operations.

5.   Acquisitions

     Effective January 1, 1998, the Company acquired substantially all of the operating assets of Livingston, Inc. ("Livingston") for $2,150 and the assumption of certain debt of $1,130. The Company accounted for this acquisition under the purchase method. The Company's operating results for the three months ended March 31, 1998 include Livingston. The acquired assets and operating results of Livingston are not considered material to the accompanying financial statements.

6.   Consolidating Information

     The Company's senior subordinated notes (the "Notes") are guaranteed by CE Automotive Trim Systems, Inc. ("CE"), a wholly owned consolidated subsidiary of the Company, but are not guaranteed by the Company's other consolidated subsidiaries, Voplex of Canada and its Brazilian subsidiary, Cambridge Industrial do Brasil, Ltd. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method; (ii) CE, the guarantor subsidiary, and (iii) Voplex of Canada and the Brazilian subsidiary, as non-guarantor subsidiaries. Separate financial statements of CE are not presented herein as management does not believe that such statements are material. CE had no revenues or operations during the periods presented. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or similar charges.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                March 31, 1998
                            (Dollars in Thousands)

                                                                         Non-
                                                                      guarantor     Guarantor  Eliminations/
                                                         Parent      subsidiaries  subsidiary   adjustments   Consolidated
                                                         ------      ------------  ----------  -------------  ------------
ASSETS
------
Current Assets
  Cash ...............................................  $    198        $   924        $ -        $      -      $  1,122
  Receivables ........................................    59,638          7,844          -          (5,102)       62,380
  Inventories ........................................    22,805          2,081          -               -        24,886
  Reimbursable tooling costs .........................    18,935            203          -               -        19,138
  Deferred income taxes and other ....................    14,211             15          -               -        14,226
                                                        --------        -------        ---        --------      --------

     Total current assets ............................   115,787         11,067          -          (5,102)      121,752
Property, plant and equipment, net ...................   193,767          4,191          -               -       197,958
Other long-term assets ...............................    28,911             21          -               -        28,932
Investment in consolidated subsidiaries ..............     6,872              -          -          (6,872)            -
                                                        --------        -------        ---        --------      --------
     Total assets ....................................  $345,337        $15,279        $ -        $(11,974)     $348,642
                                                        ========        =======        ===        ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
  Current portion of long-term debt ..................  $  9,637        $   288        $ -        $      -      $  9,925
  Accounts payable ...................................    42,313          1,949          -          (5,102)       39,160
  Accrued liabilities ................................    34,902          1,340          -               -        36,242
                                                        --------        -------        ---        --------      --------
     Total current liabilities .......................    86,852          3,577          -          (5,102)       85,327
Noncurrent liabilities
  Long-term debt .....................................   299,144          5,112          -               -       304,256
  Workers' compensation ..............................     1,201              -          -               -         1,201
  Postretirement healthcare benefits .................    21,391              -          -               -        21,391
  Deferred income taxes and other liabilities.........    11,082                                                  11,082
                                                        --------        -------        ---        --------      --------
     Total liabilities ...............................   419,670          8,689          -          (5,102)      423,257
                                                        --------        -------        ---        --------      --------
Stockholder's equity (deficit)
  Common stock .......................................         1              -          -               -             1
  Paid-in capital ....................................    17,538          5,057          -          (5,057)       17,538
  Accumulated other comprehensive income .............         -           (282)         -               -          (282)
  Retained earnings (accumulated deficit).............   (91,872)         1,815          -          (1,815)      (91,872)
                                                        --------        -------        ---        --------      --------
     Total stockholder's equity (deficit).............   (74,333)         6,590          -          (6,872)      (74,615)
                                                        --------        -------        ---        --------      --------
Total liabilities and stockholder's
 equity (deficit) ....................................  $345,337        $15,279        $ -        $(11,974)     $348,642
                                                        ========        =======        ===        ========      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1997
                             (Dollars in Thousands)

                                                                  Non-
                                                               guarantor   Guarantor   Eliminations/
                                                    Parent     subsidiary  subsidiary   adjustments   Consolidated
                                                 ------------  ----------  ----------  -------------  ------------
ASSETS
------
Current Assets
   Cash.........................................   $  1,646       $ 2,142    $    -       $      -       $  3,788
   Receivables..................................     79,960         5,926         -         (3,769)        82,117
   Inventories..................................     23,081         2,030         -              -         25,111
   Reimbursable tooling costs...................     16,727           186         -              -         16,913
   Deferred income taxes and other..............     14,466           197         -              -         14,663
                                                   --------       -------    ------       --------       --------
        Total current assets....................    135,880        10,481         -         (3,769)       142,592
Property, plant and equipment, net..............    193,328         4,307         -              -        197,635
Other long-term assets..........................     29,257             -         -              -         29,257
Investment in consolidated subsidiaries.........      6,600             -         -         (6,600)             -
                                                   --------       -------    ------       --------       --------
        Total assets............................   $365,065       $14,788    $    -       $(10,369)      $369,484
                                                   ========       =======    ======       ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
  Current portion of long-term debt.............   $  7,765       $     -    $    -       $      -       $  7,765
  Accounts payable..............................     50,995         1,533         -         (3,769)        48,759
  Accrued liabilities...........................     36,211         1,480         -              -         37,691
                                                   --------       -------    ------       --------       --------
    Total current liabilities...................     94,971         3,013         -         (3,769)        94,215
Noncurrent liabilities
  Long-term debt................................    309,389         5,400         -              -        314,789
  Workers' compensation ........................      1,251             -         -              -          1,251
  Postretirement healthcare benefits............     20,669             -         -              -         20,669
  Other long-term liabilities...................      3,365             -         -              -          3,365
  Deferred income taxes and other liabilities...     11,054             -         -              -         11,054
                                                   --------       -------    ------       --------       --------
    Total liabilities...........................    437,334         8,413         -         (3,769)       441,978
                                                   --------       -------    ------       --------       --------
Stockholder's equity (deficit)
  Common stock..................................          1             -         -              -              1
  Paid-in capital...............................     17,538         5,057         -         (5,057)        17,538
  Unrealized foreign currency translation.......          -          (225)        -              -           (225)
  Retained earnings (accumulated deficit).......    (89,808)        1,543         -         (1,543)       (89,808)
                                                   --------       -------    ------       --------       --------
    Total stockholder's equity (deficit)........    (72,269)        6,375         -         (6,600)       (72,494)
                                                   --------       -------    ------       --------       --------
Total liabilities and stockholder's
   equity (deficit) ............................   $365,065       $14,788    $    -       $(10,369)      $369,484
                                                   ========       =======    ======       ========       ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended March 31, 1998
                            (Dollars in Thousands)


                                                             Non-
                                                           guarantor       Guarantor    Eliminations/
                                               Parent     subsidiaries    subsidiary     adjustments     Consolidated
                                              --------    ------------    ----------    -------------    ------------

Sales ......................................  $116,233       $4,908         $  --           $  --          $121,141
Cost of sales ..............................   103,683        4,179            --              --           107,862
                                              --------       ------         -------         -------        --------
Gross profit ...............................    12,550          729            --              --            13,279
Selling, general and administrative
  expenses..................................     8,288          458            --            (121)            8,625
                                              --------       ------         -------         -------        --------
Income from operations .....................     4,262          271            --             121             4,654
Other expense (income)
     Interest expense ......................     7,915           65            --              --             7,980
     Other, net ............................       111         (121)           --             121               111
                                              --------       -------        -------         -------        ---------
Income (loss) before income tax ............    (3,764)         327            --              --            (3,437)
Income tax expense (benefit)................    (1,428)          55            --              --            (1,373)
                                              --------       ------         -------         -------        ---------
Income (loss) before equity in income of
  consolidated subsidiaries ................    (2,336)         272            --              --            (2,064)
Equity in income of consolidated
  subsidiaries .............................       272           --            --            (272)               --
                                              --------       ------         -------         -------        --------
Net income (loss) ..........................  $ (2,064)      $  272         $  --           $(272)         $ (2,064)
                                              =========      ======         =======         =======        =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended March 31, 1997
                            (Dollars in Thousands)


                                                              Non-
                                                            guarantor    Guarantor     Eliminations/
                                                Parent     subsidiary    subsidiary     adjustments     Consolidated
                                               --------    ----------    ----------    -------------    ------------

Sales ......................................    $87,712      $2,081        $  --           $  --          $89,793
Cost of sales ..............................     76,103       1,525           --              --           77,628
                                                -------      ------        -------        -------         --------
Gross profit ...............................     11,609         556           --              --           12,165
Selling, general and administrative
  expenses..................................      6,162         138           --            (104)           6,196
                                                -------      ------        -------        -------         --------
Income from operations .....................      5,447         418           --             104            5,969
Other expense (income)
     Interest expense ......................      5,667          --           --              --            5,667
     Other, net ............................       (235)          8           --             104             (123)
                                                -------      ------        -------        -------         --------
Income before income tax ...................         15         410           --              --              425
Income tax expense .........................        140          55           --              --              195
                                                -------      ------        -------        -------         --------
Income (loss) before equity in income of
  consolidated subsidiaries ................       (125)        355           --              --              230
Equity in income of consolidated
  subsidiaries .............................        355          --           --            (355)              --
                                                -------      ------        -------        -------         --------
Net income (loss) ..........................    $   230      $  355        $  --           $(355)         $   230
                                                =======      ======        =======        =======         ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1998
                            (Dollars in Thousands)



                                                                                    Non-
                                                                                  guarantor     Guarantor
                                                                        Parent    subsidiaries  subsidiary  Consolidated
                                                                      --------    ------------  ----------  ------------
Net cash provided by (used in) operating activities.................  $ 15,177         $(1,099)       $ -      $ 14,078
                                                                      --------         -------        ---      --------
Cash flows from investing activities
Acquisitions, net of cash acquired .................................      (600)              -          -          (600)
Purchases of property, plant and equipment..........................    (4,971)            (62)         -        (5,033)
                                                                      --------         -------        ---      --------
  Net cash used in investing activities ............................    (5,571)            (62)         -        (5,633)
                                                                      --------         -------        ---      --------
Cash flows from financing activities
Net borrowings from revolving debt .................................    (8,000)              -          -        (8,000)
Repayment of long-term debt ........................................    (3,054)              -          -        (3,054)
                                                                      --------         -------        ---      --------
  Net cash used in financing activities ............................   (11,054)              -          -       (11,054)
                                                                      --------         -------        ---      --------
Effect of foreign currency rate fluctuations on cash ...............         -             (57)         -           (57)
                                                                      --------         -------        ---      --------
Net decrease in cash ...............................................    (1,448)         (1,218)         -        (2,666)
Cash at beginning of period ........................................     1,646           2,142          -         3,788
                                                                      --------         -------        ---      --------
Cash at end of period ..............................................  $    198         $   924        $ -      $  1,122
                                                                      ========         =======        ===      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1997
                            (Dollars in Thousands)


                                                                                       Non-
                                                                                     guarantor   Guarantor
                                                                       Parent       subsidiary   subsidiary  Consolidated
                                                                      -------       ----------   ----------  ------------
Net cash provided by (used in) operating activities.................  $12,101        $(2,096)       $ -         $10,005
                                                                      -------        -------        ---         -------
Cash flows from investing activities
Acquisitions, net of cash acquired .................................   (2,366)             -          -          (2,366)
Purchases of property, plant and equipment..........................   (3,949)             -          -          (3,949)
                                                                      -------        -------        ---         -------
  Net cash used in investing activities ............................   (6,315)             -          -          (6,315)
                                                                      -------        -------        ---         -------

Cash flows from financing activities
Net borrowings from revolving debt .................................   (2,000)             -          -          (2,000)
Repayment of long-term debt ........................................   (2,270)             -          -          (2,270)
                                                                      -------                                   -------
  Net cash used in financing activities.............................   (4,270)             -          -          (4,270)
                                                                      -------        -------        ---         -------

Effect of foreign currency rate fluctuations on cash ...............        -              1          -               1
                                                                      -------        -------        ---         -------
Net increase (decrease) in cash ....................................    1,516         (2,095)         -            (579)
Cash at beginning of period ........................................    7,795          4,147          -          11,942
                                                                      -------        -------        ---         -------
Cash at end of period ..............................................  $ 9,311        $ 2,052        $ -         $11,363
                                                                      =======        =======        ===         =======


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995 (the "Reform Act"), the Company intends to caution readers that there are several important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company. Readers are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to the forward-looking statements to reflect events or circumstances or to reflect the occurrence of unanticipated events.

The Company wishes to ensure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of
(i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on the Company's operations and cash flows caused by labor strikes or work stoppages at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the ability of the Company to integrate acquisitions into its existing operations and achieve expected cost savings; (v) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities.


Results of Operations


                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                               1998      1997
                                                               ----      ----
                                                               % of      % of
                                                               Sales     Sales
                                                               -----     -----
Sales .......................................................  100.0%    100.0%
Gross profit ................................................   11.0%     13.5%
Selling, general and administrative expenses ................    7.1%      6.9%
Income (loss) before income tax..............................   (2.8%)     0.5%
Net income (loss) ...........................................   (1.7%)     0.3%

                      First Quarter 1998 compared to 1997

                                     Sales

     Sales increased $31.3 million or 34.9% to $121.1 million for the first quarter of 1998, compared to $89.8 million in 1997. The increase in sales was primarily the result of the 1997 acquisitions of Goodyear-Jackson and the plastics division of Eagle-Picher in July and Owens-Corning Brazil in September, along with the Livingston acquisition in January 1998 (collectively the "Acquisitions"). These Acquisitions added sales of approximately $35.1 million in aggregate for the first quarter of 1998. Sales at existing Cambridge facilities decreased $3.8 million resulting from changes in product mix due to the build out of the Honda bumper and lower volumes on the F-car, Suburban, M-Van, Jeep and Ford's Taurus/Sable wagon load floors. These decreases were offset, in part, by the volumes associated with the launch of GMX130 and increased volumes on C-5 Corvette, Cadillac S5S, GMT 530, Volvo, Ranger, Kenworth T-2000 and Freightliner.

                                 Gross Profit

Gross profit increased by $1.1 million or 9.0%, to $13.3 million for 1998, compared to $12.2 million in 1997. The increase was due in part to the Acquisitions, which added aggregate gross profits of $0.9 million. Gross margin decreased from 13.5% in 1997 to 11.0% in 1998. The decline in gross margins resulted from the (i) delay in plant consolidations from late 1997, until the first quarter of 1998 and, (ii) the realignment of products among the Company's divisions. Certain changes in the Company's product mix, primarily the scheduled completion of the Honda bumper program, and lower volumes on the Taurus/Sable wagon load floors, Honda Sunshades, M-Van, Sterling/HN 80, and the F-series truck, negatively impacted gross margins. Higher volumes on such programs as Freightliner, PACCAR, Chrysler-Jeep Louver, Ford 4.0L CAM Cover, C-5 Corvette, Cadillac S5S, GMX 130, partially offset the negative impact on gross margins.

Management expects gross margins in the remaining three quarters of 1998 to improve over the first quarter of 1998 as the Company realizes the benefits of product realignment and plant consolidations are completed.

                 Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") of $8.6 million increased to 7.1% of sales for the 1998 period, compared to $6.2 million or 6.9% of sales for the 1997 period. The increase in SG&A of $2.4 million reflects the impact of the Acquisitions, which added SG&A costs of $1.3 million, while the remaining increase in SG&A expenses reflects the Company's continuing investment in such areas as program management, sales and marketing, and information systems.

                                  Net Income

The Company recorded a net loss of $2.1 million in the 1998 period, compared the net income of $0.2 million in the 1997 period. This decrease was the result of the items mentioned above and an increase in interest expense of $2.3 million to $8.0 million for the 1998 period, compared to $5.7 million for the 1997 period. The increase in interest expense for the 1998 period was primarily attributable to the increase in debt outstanding related to the Acquisitions.

                        Liquidity and Capital Resources

The Company's primary cash needs historically have been for operating expenses, working capital and capital expenditures. Acquisitions have been financed through debt facilities collateralized by the Company's assets and cash flows. Management expects future cash will be required for capital expenditures, which management expects to approximate $23.0 million for 1998, and to provide working capital to fund the Company's future growth.

The Company's Credit Agreement provides the Company with borrowing capacity of up to $280.0 million. The Credit Agreement consists of $205.0 million in aggregate principal amount of term loans and a $75.0 million revolving credit facility available for working capital and general corporate purposes. The A Term Loans and B Term Loans of the Credit Agreement will mature on the fifth and eighth anniversary of the initial borrowing, respectively, and will require annual principal payments (payable in quarterly installments) totaling approximately $7.4 million in 1998, $13.9 million in 1999, $16.4 million in 2000, $21.4 million in 2001, $34.0 million in 2002, $35.0 million in 2003, $40.0 million in 2004 and $37.1 million in 2005. The revolving credit portion of the Credit Agreement will mature on the fifth anniversary of the initial borrowing. The interest rate under the Credit Agreement is based on the Eurodollar rate plus the applicable Eurodollar margin. The Credit Agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, assets sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, capital expenditures and other matters customarily restricted in such agreements.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings under the Credit Agreement, will be sufficient over the next several years to make required payments of principal and interest on its obligations due on the Notes and under the Credit Agreement, permit anticipated capital expenditures and fund working capital requirements.

The Company continues to pursue growth opportunities, including acquisitions and strategic alliances; management anticipates arranging new financing for such activities, if and when consummated.

Net cash flow from operating activities for the 1998 period was $14.1 million. Net loss for the 1998 period was $2.1 million. The non-cash adjustments of $8.9 million primarily consisted of depreciation and amortization of $8.2 million and a non-cash charge to income for postretirement benefits of $0.7 million. Changes in working capital components provided $7.2 million, primarily the result of timing of collections on trade accounts receivable and payments of accounts payable and accrued interest, as well as an increase in reimbursable tooling as the Company awaits customer approvals on the Viper, Volvo L-5, Ford PN96, Kenworth T2000, Ford H215, Ford HN190, Ford 98 GOP Crown Vic, GMT800 and GM H-Car.

Net cash flow from operating activities for the 1997 period was $10.0 million. Net income for the 1997 period was $0.2 million. The non-cash adjustments of $6.0 million consisted of depreciation and amortization of $5.4 million and a non-cash charge to income for postretirement benefits of $0.5 million. Changes in working capital components provided $3.8 million, primarily the result of the timing payments of accounts payable and accrued liabilities and the invoicing of reimbursable tooling.

The Company spent approximately $5.0 million for the 1998 period, in comparison to approximately $3.9 million for the 1997 period, on capital items. Such capital items in the 1998 period primarily relate to the GMT 800, Ford PN96, Volvo L-5 program and various equipment upgrades.

Acquisitions of $0.6 million in the 1998 period relate to Livingston; while acquisitions of $2.3 million in the 1997 period relate to APX. The $2.2 million purchase price of Livingston consisted of $.6 million due upon closing and a $1.6 million seller note.

In the first four months of 1998, the AICPA issued two statements of positions
(SOP) which will promulgate accounting for costs of software development and implementation and for start-up costs. SOP 98-1 requires capitalization of certain internal and external costs associated with software development and implementation. SOP 98-5 requires that all start-up costs be expensed as incurred. Both statements are effective for financial statement periods beginning after December 15, 1998, with early adoption permitted. Management has not yet determined when the Company will adopt these statements, however, management does not believe the impact of adoption will be material.

                             Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer and other operating systems as the millennium (year 2000) approaches. The issue is whether the date sensitive information within the various operating systems will properly recognize the date when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, modify and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in early 1999 to allow adequate time for testing. To date, the inventory process whereby machines and processors are evaluated for year 2000 compliance has been substantially completed. At this time, plans are being developed to address those non-complying systems. Management estimates the year 2000 compliance expense to approximate $1.0 million. Such costs will be expensed as incurred.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Cambridge Industries, Inc.
                                       --------------------------


Date:  May 13, 1998
       -------------                   --------------------------
                                       John M. Colaianne
                                       Chief Financial Officer