Form 10-Q
period 1998-06-30
CAMBRIDGE INDUSTRIES INC /DE
filed 1998-08-14
CIK 1044649

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                  OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NUMBER:  333-34061

                         CAMBRIDGE, INDUSTRIES, INC.
                       CE AUTOMOTIVE TRIM SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


Cambridge -- DELAWARE                                  Cambridge -- 38-3188000
CE-Michigan                                            CD-38-2173408
(State or other jurisdiction of                        (I.R.S Employer
incorporation or organization                          identification No.)

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

     Number of shares of Common Stock, $0.01 par value per share, outstanding at June 30, 1998: 1,000

                          CAMBRIDGE INDUSTRIES, INC.
                                   FORM 10Q
                      FOR THE QUARTER ENDED JUNE 30, 1998
                                     INDEX


                                                                        PAGE NO.
                                                                        --------
Part I -- Financial Information:
  Item 1 -- Financial Statements
     Condensed Consolidated Balance Sheets -- June 30, 1998
      and December 31, 1997                                                 3
     Condensed Consolidated Statements of Operations -- Three
      and Six Months Ended June 30, 1998 and 1997                           4
     Condensed Consolidated Statements of Cash Flows -- Six
      Months Ended June 30, 1998 and 1997                                   4
     Notes to the Condensed Unaudited Consolidated Financial
      Statements                                                            6
  Item 2 -- Management's discussion and analysis of financial
     condition and results of operations                                   14

                         Part I - Financial Information

Item 1 - Financial Statements

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                          June 30,  December 31,
                                                           1998        1997
                                                           ----        ----
                                                        (unaudited)
Assets
Current assets:

  Cash ................................................ $  1,867      $  3,788
  Receivables .........................................   69,923        82,117
  Inventories (Note 3) ................................   24,774        25,111
  Reimbursable tooling costs ..........................   20,261        16,913
  Deferred income taxes and other .....................   14,192        14,663
                                                        --------      --------
Total current assets ..................................  131,017       142,592
Property, plant and equipment, net of accumulated
 depreciation of $80,848 and $66,452 respectively .....  197,975       197,635
Other assets ..........................................   27,757        29,257
                                                        --------      --------
Total assets .......................................... $356,749      $369,484
                                                        ========      ========
Liabilities and stockholder's equity (deficit)
Current liabilities:
  Current portion of long-term debt ................... $ 11,583      $  7,765
  Accounts payable ....................................   44,968        48,759
  Accrued liabilities .................................   28,305        37,691
                                                        --------       --------
Total current liabilities .............................   84,856        94,215
Noncurrent liabilities:
  Long-term debt ......................................  312,699       314,789
  Workers' compensation ...............................    1,026         1,251
  Postretirement health care benefits .................   22,096        20,669
  Deferred income taxes and other liabilities .........   11,059        11,054
                                                        --------      --------
Total liabilities .....................................  431,736       441,978
                                                        --------       --------
Commitments and contingencies (Note 5)
Stockholder's equity (deficit):
  Common stock, $.01 par value, 3,000 shares
   Authorized, 1,000 shares issued and
   outstanding ........................................        1             1
  Paid-in capital .....................................   17,538        17,538
  Accumulated other comprehensive income. .............     (306)         (225)
  Accumulated deficit .................................  (92,220)      (89,808)
                                                         -------       -------

Total Stockholder's deficit ...........................  (74,987)      (72,494)
                                                         -------       -------
Total liabilities and stockholder's equity (deficit)... $356,749      $369,484
                                                        ========      ========

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                            (dollars in thousands)

                                              Three Months Ended    Six  Months Ended
                                                   June  30,            June 30,
                                              -------------------   ------------------

                                                 1998       1997      1998       1997
                                                 ----       ----      ----       ----
Sales ........................................ $119,719   $96,838  $240,860  $186,631

Cost of sales ................................  103,873    81,998   211,735   159,626
                                               --------   -------   -------   -------

Gross profit .................................   15,846    14,840    29,125    27,005

Selling, general and administrative expenses..    9,010     6,597    17,635    12,793
                                                -------   -------   -------   -------

Income from Operations........................    6,836     8,243    11,490    14,212

Other expense (income):

  Interest expense ...........................    7,696     6,114    15,676    11,781

  Other, net .................................     (207)       99       (96)      (24)
                                                 -------   -------   -------   -------

Income (loss) before income tax  .............     (653)    2,030    (4,090)    2,455

Income tax expense (benefit) .................     (305)      725    (1,678)      920
                                                 -------   -------   -------   -------
Net income (loss) ............................  $  (348)  $ 1,305  $ (2,412) $  1,535
                                                ========   =======  ========  ========


See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      ------------------------
                                                                        1998            1997
                                                                      --------        --------
Cash flows from operating activities:
    Net income (loss)..........................................         (2,412)       $  1,535
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization .............................         15,139          10,956
    Postretirement benefits expenses, net of cash payments.....          1,427           1,196
    Deferred income tax provision..............................                          2,883
Changes in assets and liabilities, excluding the effect of
  acquisitions:
    Receivables................................................         13,372           1,927
    Inventories................................................            839           1,677
    Reimbursable tooling costs.................................         (3,676)         (5,393)
    Accounts payable and accrued liabilities...................        (14,367)          1,728
    Other......................................................          1,187           3,354
                                                                      --------        --------
Net cash provided by (used in) operating activities............         11,509          19,863
Cash flows from investing activities:
    Acquisitions, net of cash acquired.........................           (850)         (2,366)
    Purchase of property, plant and equipment..................        (11,546)         (8,642)
                                                                      --------        --------
Net cash used in investing activities..........................        (12,396)        (11,008)

Cash flows from financing activities:
    Net change in revolving debt...............................          4,000          (9,000)
    Repayment of long-term debt and capital lease obligations..         (4,953)         (4,540)
                                                                      --------        --------
Net cash provided by (used in) financing activities............           (953)        (13,540)
                                                                      --------        --------
Effect of foreign currency rate fluctuations on cash...........            (81)             (2)
                                                                      --------        --------
Net increase (decrease) in cash................................         (1,921)         (4,687)
Cash at beginning of period....................................          3,788          11,942
                                                                      --------        --------
Cash at end of period..........................................       $  1,867        $  7,255
                                                                      ========        ========

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

1.   Financial Statements

     The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Cambridge Industries, Inc. and its subsidiaries (the "Company") as of June 30, 1998 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997, and its cash flows for the six month period ended
June 30, 1998.

     The condensed unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to prior year financial statements to conform to the 1998 presentations.

2.   Changes in Accounting Principles

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income were as follows:

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                  ----------------------      -------------------------
                                                                    1998          1997           1998            1997
                                                                  --------      --------      ---------       ---------
                                                                  (Dollars in Thousands)        (Dollars in Thousands)
Net income (loss)                                                 $   (348)    $   1,305      $  (2,412)       $  1,535
Unrealized foreign currency translation                                (24)           (3)           (81)             (2)
                                                                  --------      --------      ---------       ---------
Total comprehensive income                                        $   (372)    $   1,302      $  (2,493)       $  1,533
                                                                  ========      ========      =========       =========


3.   Inventories

     At June 30, 1998 (unaudited) and December 31, 1997, inventories consist of the following:


                                                        June 30,   December 31,
                                                          1998         1997
                                                       ---------- -------------
                                                         (dollars in thousands)
Finished goods .......................................   $ 5,415        $ 6,773
Work-in-process ......................................     7,658          6,598
Raw materials ........................................    11,280         10,811
Supplies .............................................     1,716          2,152
                                                         -------        -------
     Total ...........................................    26,069         26,334
Less allowance for obsolescence and lower of cost or
 market reserve.......................................    (1,295)        (1,223)
                                                         -------        -------
     Inventories .....................................   $24,774        $25,111
                                                         =======        =======

4.   STOCKHOLDER'S DEFICIT

A summary of the changes in the Company's stockholder's deficit accounts follows (in thousands):

                          Common             Accumulated     Minimum
                           Stock               other         pension
                         $.01 par  Paid-in  comprehensive   liability   Accumulated
                           Value   Capital     income      adjustments    deficit      Total
                         --------  -------  -------------  -----------  -----------    -----
December 31 1997            $  -   $17,539     $(225)         $  -       $(89,908)   $(72,494)
Net loss                    $  -         -         -             -         (2,412)     (2,412)
Unrealized foreign
 currency translation       $  -         -       (81)            -              -         (81)
                            ----   -------     -----          ----       --------    --------
June 30, 1998               $  -   $17,539     $(306)         $  -       $(92,220)   $(74,987)
                            ====   =======    ======          ====       ========    ========

5.   Commitment and Contingencies

     The Company has letters of credit outstanding of $5,850 at June 30, 1998.

     Subsequent to June 30, 1998, the Company settled its dispute with GenCorp, Inc. (GenCorp) regarding the purchase price adjustment for the Company's purchase of GenCorp's reinforced plastics division. The settlement of this matter will not materially impact the Company's third quarter operating results or cash flows.

     The Company is also subject to other lawsuits and claims pending or asserted with respect to matters in the ordinary course of business. The Company does not believe that the outcome of these uncertainties will have a material impact on the Company's financial position or results of operations.

6.   Acquisitions

     Effective January 1, 1998, the Company acquired substantially all of the operating assets of Livingston, Inc. ("Livingston") for $2,400, comprised of $600 in cash, a seller note of $1,550, and acquisition costs of $250, and the assumption of certain liabilities of $1,130. The Company accounted for this acquisition under the purchase method. The Company's operating results for the three and six month periods ended June 30, 1998 include Livingston from the date of purchase. The acquired assets and operating results of Livingston are not considered material to the accompanying financial statements.

7.   Consolidating Information

     The Company's senior subordinated notes (the "Notes") are guaranteed by CE Automotive Trim Systems, Inc. ("CE"), a wholly owned consolidated subsidiary of the Company, but are not guaranteed by the Company's two other consolidated subsidiaries, its Brazilian subsidiary, Cambridge Industrial do Brasil, Ltd., and Voplex of Canada. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method; (ii) CE, the guarantor subsidiary, and (iii) Voplex of Canada and the Brazilian subsidiary, as non-guarantor subsidiaries. Separate financial statements of CE are not presented herein as management does not believe that such statements are material. CE had no revenues or operations during the periods presented. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or similar charges.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 June 30, 1998
                            (Dollars in Thousands)


                                                                       Non-
                                                                     guarantor    Guarantor  Eliminations/
                                                         Parent    subsidiaries  subsidiary  adjustments     Consolidated
                                                      -----------  ------------  ----------  -------------   ------------
ASSETS
------

Current Assets
  Cash .............................................     $    706       $ 1,161       $   -       $      -       $  1,867
  Receivables ......................................       62,941         6,982           -              -         69,923
  Inventories ......................................       22,409         2,365           -              -         24,774
  Reimbursable tooling costs .......................       20,029           232           -              -         20,261
  Deferred income taxes and other ..................       14,182            10           -              -         14,192
                                                         --------       -------       -----       --------       --------
     Total current assets ..........................      120,267        10,750           -              -        131,017
Property, plant and equipment, net .................      193,954         4,021           -              -        197,975
Other long-term assets .............................       27,736            21           -              -         27,757
Investment in consolidated subsidiaries ............        7,662            --           -         (7,662)             -
                                                         --------       -------       -----       --------       --------
     Total assets ..................................     $349,619       $14,792       $   -       $ (7,662)      $356,749
                                                         ========       =======       =====       ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
  Current portion of long-term debt ................     $ 11,295       $   288       $   -       $      -       $ 11,583
  Accounts payable .................................       43,770         1,198           -              -         44,968
  Accrued liabilities ..............................       27,467           838           -              -         28,305
                                                         --------       -------       -----       --------       --------
     Total current liabilities .....................       82,532         2,324           -              -         84,856
Noncurrent liabilities
  Long-term debt ...................................      307,587         5,112           -              -        312,699
  Workers' compensation ............................        1,026             -           -              -          1,026
  Postretirement healthcare benefits ...............       22,096             -           -              -         22,096
  Deferred income taxes and other long-
   term liabilities ................................       11,059             -           -              -         11,059
                                                         --------       -------       -----       --------       --------
     Total liabilities .............................      424,300         7,436           -              -        431,736
Stockholder's equity (deficit)
  Common stock .....................................            1             -           -              -              1
  Paid-in capital ..................................       17,538         5,057           -         (5,057)        17,538
  Accumulated other comprehensive income............            -          (306)          -              -           (306)
  Retained earnings (accumulated deficit)...........      (92,220)        2,605           -         (2,605)       (92,220)
                                                         --------       -------       -----       --------       --------
     Total stockholder's equity (deficit)...........      (74,681)        7,356           -         (7,662)       (74,987)
                                                         --------       -------       -----       --------       --------
     Total liabilities and stockholder's
      equity (deficit) .............................     $349,619       $14,792       $   -       $ (7,662)      $356,749
                                                         ========       =======       =====       ========       ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1997
                             (Dollars in Thousands)

                                                                      Non-
                                                                   guarantor      Guarantor     Eliminations/
                                                       Parent     subsidiaries    subsidiary    adjustments   Consolidated
                                                      ---------   ------------    ----------    -----------   ------------

ASSETS
------

Current Assets
  Cash   ........................................     $   1,646         $ 2,142      $    -       $      -        $  3,788
  Receivables   .................................        79,960           5,926           -         (3,769)         82,117
  Inventories   .................................        23,081           2,030           -              -          25,111
  Reimbursable tooling costs ....................        16,727             186           -              -          16,913
  Deferred income taxes and other ...............        14,466             197           -              -          14,663
                                                      ---------         -------      ------       --------        --------
       Total current assets .....................       135,880          10,481           -         (3,769)        142,592
Property, plant and equipment, net ..............       193,328           4,307           -              -         197,635
Other long-term assets ..........................        29,257               -           -              -          29,257
Investment in consolidated subsidiaries .........         6,600               -           -         (6,600)              -
                                                      ---------         -------      ------       --------        --------
  Total assets...................................     $ 365,065         $14,788      $    -       $(10,369)       $369,484
                                                      =========         =======      ======       ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
  Current portion of long-term debt .............     $   7,765         $     -      $    -       $      -        $  7,765
  Accounts payable   ............................        50,995           1,533           -         (3,769)         48,759
  Accrued liabilities   .........................        36,211           1,480           -              -          37,691
                                                      ---------         -------      ------       --------        --------
       Total current liabilities ................        94,971           3,013           -         (3,769)         94,215
Noncurrent liabilities
  Long-term debt   ..............................       309,389           5,400           -              -         314,789
  Workers' compensation .........................         1,251               -           -              -           1,251
  Postretirement healthcare benefits   ..........        20,669               -           -              -          20,669
  Deferred income taxes and other long-term
    liabilities   ...............................        11,054               -           -              -          11,054
                                                      ---------         -------      ------       --------        --------
       Total liabilities   ......................       437,334           8,413           -         (3,769)        441,978
                                                      ---------         -------      ------       --------        --------
Stockholder's equity (deficit)
  Common stock   ................................             1               -           -              -               1
  Paid-in capital   .............................        17,538           5,057           -         (5,057)         17,538
  Accumulated other comprehensive income.........             -            (225)          -              -            (225)
  Retained earnings (accumulated deficit)........       (89,808)          1,543           -         (1,543)        (89,808)
                                                      ---------         -------      ------       --------        --------
       Total stockholder's equity (deficit)......       (72,269)          6,375           -         (6,600)        (72,494)
                                                      ---------         -------      ------       --------        --------
       Total liabilities and stockholder's
        equity (deficit) ........................     $ 365,065         $14,788      $    -       $(10,369)       $369,484
                                                      =========         =======      ======       ========        ========


                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended June 30, 1998
                            (Dollars in Thousands)


                                                                     Non-
                                                                  guarantor       Guarantor       Eliminations/
                                                  Parent        subsidiaries      subsidiary       adjustments      Consolidated
                                                ---------       ------------      ----------      -------------     ------------

Sales........................................   $ 115,039       $      4,680      $      --       $         --      $    119,719
Cost of sales................................      99,988              3,885             --                 --           103,873
                                                ---------       ------------      ----------      -------------     ------------
Gross profit.................................      15,051                795             --                 --            15,846
Selling, general and administrative
  expenses...................................       8,575                435             --                 --             9,010
                                                ---------       ------------      ----------      -------------     ------------
Income from operations.......................       6,476                360             --                                6,836
Other expense (income)
    Interest expense.........................       7,628                 68             --                 --             7,696
    Other, net...............................        (131)               (76)            --                 --              (207)
                                                ---------       ------------      ----------      -------------     ------------
Income (loss) before income tax..............      (1,021)               368             --                 --              (653)
Income tax expense (benefit).................        (376)                71             --                 --              (305)
                                                ---------       ------------      ----------      -------------     ------------
Income (loss) before equity in income of
  consolidated subsidiaries..................        (645)               297             --                 --              (348)
Equity in income of consolidated
  subsidiaries...............................         297                 --             --                (297)             --
                                                ---------       ------------      ----------      -------------     ------------
Net income (loss)............................   $    (348)      $        297      $      --       $        (297)    $       (348)
                                                =========       ============      ==========      =============     ============

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended June 30, 1997
                            (Dollars in Thousands)

                                                                     Non-
                                                                  guarantor       Guarantor       Eliminations/
                                                  Parent        subsidiaries      subsidiary       adjustments      Consolidated
                                                ---------       ------------      ----------      -------------     ------------

Sales........................................   $  94,512       $      2,326      $      --       $         --      $     96,838
Cost of sales................................      80,323              1,675             --                 --            81,998
                                                ---------       ------------      ----------      -------------     ------------
Gross profit.................................      14,189                651             --                 --            14,840
Selling, general and administrative
  expenses...................................       6,511                205             --               (119)            6,597
                                                ---------       ------------      ----------      -------------     ------------
Income from operations.......................       7,678                446             --                119             8,243
Other expense (income)
    Interest expense.........................       6,114                 --             --                 --             6,114
    Other, net...............................          (4)               (16)            --                119                99
                                                ---------       ------------      ----------      -------------     ------------
Income (loss) before income tax..............       1,568                462             --                 --             2,030
Income tax expense (benefit).................         666                 59             --                 --               725
                                                ---------       ------------      ----------      -------------     ------------
Income (loss) before equity in income of
  consolidated subsidiaries..................         902                403             --                 --             1,305
Equity in income of consolidated
  subsidiaries...............................         403                 --             --                (403)             --
                                                ---------       ------------      ----------      -------------     ------------
Net income (loss)............................   $   1,305       $        403      $      --       $        (403)    $      1,305
                                                =========       ============      ==========      =============     ============

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 1998
                             (Dollars in Thousands)


                                                                         Non-
                                                                      guarantor     Guarantor  Eliminations/
                                                            Parent   subsidiaries  subsidiary   adjustments   Consolidated
                                                           --------  ------------  ----------  -------------  ------------
Sales....................................................  $231,272     $9,588       $    -        $   -        $240,860
Cost of sales............................................   203,671      8,064            -            -         211,735
                                                           --------     ------       ------        -----        --------
Gross profit.............................................    27,601      1,524            -            -          29,125
Selling, general and administrative
  expenses...............................................    16,742        893            -            -          17,635
                                                           --------     ------       ------        -----        --------
Income from operations ..................................    10,859        631            -            -          11,490
Other expense (income)
     Interest expense....................................    15,543        133            -            -          15,676
     Other, net..........................................       101       (197)           -            -             (96)
                                                           --------     ------       ------        -----        --------
Income (loss) before income tax..........................    (4,785)       695            -            -          (4,090)
Income tax expense (benefit).............................    (1,804)       126            -            -          (1,678)
                                                           --------     ------       ------        -----        --------
Income (loss) before equity in income of
  consolidated subsidiaries..............................    (2,981)       569            -            -          (2,412)
Equity in income of consolidated
  subsidiaries...........................................       569          -            -         (569)              -
                                                           --------     ------       ------        -----        --------
Net income (loss)........................................  $ (2,412)    $  569       $    -        $(569)       $ (2,412)
                                                           ========     ======       ======        =====        ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 1997
                             (Dollars in Thousands)

                                                                          Non-
                                                                       guarantor     Guarantor  Eliminations/
                                                             Parent   subsidiaries  subsidiary   adjustments   Consolidated
                                                            --------  ------------  ----------  -------------  ------------
Sales....................................................   $182,224     $4,407       $   -         $   -        $186,631
Cost of sales............................................    156,426      3,200           -             -         159,626
                                                            --------     ------       -----         -----        --------
Gross profit.............................................     25,798      1,207           -             -          27,005
Selling, general and administrative
  expenses...............................................     12,673        343           -          (223)         12,793
                                                            --------     ------       -----         -----        --------
Income from operations...................................     13,125        864           -           223          14,212
Other expense (income)
     Interest expense....................................     11,781          -           -             -          11,781
     Other, net..........................................       (239)        (8)          -           223             (24)
                                                            --------     ------       -----         -----        --------
Income before income tax.................................      1,583        872           -             -           2,455
Income tax expense.......................................        806        114           -             -             920
                                                            --------     ------       -----         -----        --------
Income before equity in income of
  consolidated subsidiaries..............................        777        758           -             -           1,535
Equity in income of consolidated
  subsidiaries...........................................        758        -             -          (758)              -
                                                            --------     ------       -----         -----        --------
Net income...............................................   $  1,535     $  758       $   -         $(758)       $  1,535
                                                            ========     ======       =====         =====        ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        Six Months Ended June 30, 1998
                            (Dollars in Thousands)


                                                                                        Non-
                                                                                      guarantor    Guarantor
                                                                         Parent     subsidiaries  subsidiary   Consolidated
                                                                      ------------  ------------  ----------   ------------
Net cash provided by (used in) operating activities.................     $ 12,310        $ (801)        $         $ 11,509
                                                                         --------        ------         ----      --------

Cash flows from investing activities
Acquisitions, net of cash acquired .................................         (850)            -            -          (850)
Purchases of property, plant and equipment..........................      (11,447)          (99)           -       (11,546)
                                                                         --------        ------         ----      --------
     Net cash used in investing activities..........................      (12,297)          (99)           -       (12,396)
                                                                         --------        ------         ----      --------

Cash flows from financing activities
Net borrowings from revolving debt .................................        4,000             -            -         4,000
Repayment of long-term debt ........................................       (4,953)            -            -        (4,953)
                                                                         --------                                 --------
     Net cash used in financing activities..........................         (953)            -            -          (953)
                                                                         --------        ------         ----      --------

Effect of foreign currency rate fluctuations on cash ...............            -           (81)           -           (81)
                                                                         --------        ------         ----      --------
Net decrease in cash ...............................................         (940)         (981)           -        (1,921)
Cash at beginning of period ........................................        1,646         2,142            -         3,788
                                                                         --------        ------         ----      --------
Cash at end of period ..............................................     $    706        $1,161         $  -      $  1,867
                                                                         ========        ======         ====      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1997
                             (Dollars in Thousands)


                                                                                        Non-
                                                                                      guarantor    Guarantor
                                                                         Parent     subsidiaries  subsidiary   Consolidated
                                                                      ------------  ------------  ----------   ------------
Net cash provided by (used in) operating activities................      $ 23,056       $(3,193)        $  -      $ 19,863
                                                                         --------       -------         ----      --------

Cash flows from investing activities
Acquisitions, net of cash acquired ................................        (2,366)            -            -        (2,366)
Purchases of property, plant and equipment.........................        (8,642)            -            -        (8,642)
                                                                         --------       -------         ----      --------
  Net cash used in investing activities ...........................       (11,008)            -            -       (11,008)
                                                                         --------       -------         ----      --------

Cash flows from financing activities
Net borrowings from revolving debt ................................        (9,000)            -            -        (9,000)
Repayment of long-term debt .......................................        (4,540)            -            -        (4,540)
                                                                         --------                                 --------
  Net cash used in financing activities............................       (13,540)            -            -       (13,540)
                                                                         --------       -------         ----      --------

Effect of foreign currency rate fluctuations on cash ..............             -            (2)           -            (2)
                                                                         --------       -------         ----      --------
Net decrease in cash ..............................................        (1,492)       (3,195)           -        (4,687)
Cash at beginning of period .......................................         7,795         4,147            -        11,942
                                                                         --------       -------         ----      --------
Cash at end of period .............................................      $  6,303       $   952         $  -      $  7,255
                                                                         ========       =======         ====      ========

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

The Company wishes to ensure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of
(i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on the Company's operations and cash flows caused by labor strikes or work stoppages at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the ability of the Company to integrate acquisitions into its existing operations and achieve expected cost savings; (v) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities; and (vi) the ability of the Company, as well as its vendors and customers, to address year 2000 processing issues on a timely basis.


Results of Operations
                                                         Three Months Ended    Six Months Ended
                                                               June 30,            June 30,
                                                         ------------------    ----------------
                                                          1998        1997      1998      1997
                                                         ------      ------    ------    ------
                                                          % of        % of      % of      % of
                                                          Sales       Sales     Sales     Sales
                                                         ------      ------    ------    ------
Sales ................................................   100.0%      100.0%    100.0%    100.0%
Gross Profit .........................................    13.2%       15.3%     12.1%     14.5%
Selling, general and administrative expenses..........     7.5%        6.8%      7.3%      6.9%
Income (loss) before income tax.......................    (0.5)%       2.1%     (1.7)%     1.3%
Net income (loss).....................................    (0.3)%       1.3%     (1.0)%     0.9%

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997


     Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997


                                   Revenues


     The Company's sales increased by $22.9 million, or 23.6%, to $119.7 million in the three month period ended June 30, 1998, compared to $96.8 million in the three month period ended June 30, 1997. The increase in sales was primarily the result of the 1997 acquisitions of Goodyear-Jackson and the Plastics Division of Eagle-Picher in July and Owens-Corning Brazil in September, along with the Livingston acquisition in January 1998 (collectively the "Acquisitions"). These acquisitions added sales of approximately $37.7 million in aggregate for the three month period ended June 30, 1998.

     Sales at existing Cambridge facilities decreased $14.8 million, resulting from: the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico, changes in product mix due to the build out of the Honda bumper and sunshades, and lower volumes on the Viper, Jeep and Ford's Taurus/Sable wagon load floors. These decreases were offset, in part, by the volumes associated with the launch of GMX130 (Grand Am) and Cadillac S5S, increased volumes (adjusted for the strike) on C-5 Corvette, Ford 4.6L Rocker Arm Cover, PN 96 Fan Shroud, Ford Cross-Car Beam, GMT 530, Volvo, Ford Ranger Splash, Kenworth T-2000 and Freightliner.

                                 Gross Profit

Gross profit increased by $1.0 million or 6.8%, to $15.8 million for the second quarter of 1998, compared to $14.8 million for the second quarter of 1997. The increase was due in part to the Acquisitions, which added aggregate gross profits of $3.2 million. Gross margin as a percent of sales decreased from 15.3% in 1997 to 13.2% in 1998. The decrease can be attributed to the following: the costs associated with plant consolidations, the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico, along with realignment of products among the Company's divisions. Certain changes in the Company's product mix, primarily the balancing out of the Honda bumpers, and lower volumes on the Taurus/Sable wagon load floors and Honda sunshades, negatively impacted gross margins. Higher volumes (adjusted for the strike) on such programs as F-series truck, Freightliner, Volvo, Ford 4.0L CAM Cover, C-5 Corvette, Cadillac S5S, and GMX 130, partially offset the negative impact on gross margins.

                 Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") of $9.0 million increased to 7.5% of sales for the three months ended June 30, 1998 period, compared to $6.6 million or 6.8% of sales for the same 1997 period. The increase in SG&A of $2.4 million was due in part to the

Acquisitions, which added SG&A costs of $1.4 million. The remaining increase in SG&A expenses reflects the Company's continuing investment in such areas as program management, business expansion efforts, sales and marketing, and information systems. Additionally, the lower revenues associated with the GM strike resulted in SG & A costs representing an increased percentage of revenues.

                                  Net Income

The Company recorded a net loss of $0.3 million in the 1998 period, compared the net income of $1.3 million in the 1997 period. This decrease was the result of the items mentioned above and an increase in interest expense of $1.6 million to $7.7 million for the 1998 period, compared to $6.1 million for the 1997 period. The increase in interest expense for the 1998 period was primarily attributable to the increase in debt outstanding related to the Acquisitions.

       Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

                                   Revenues

Sales increased by $54.3 million, or 29.1%, to $240.9 million in the six month period ended June 30, 1998, compared to $186.6 million in the six month period ended June 30, 1997. The increase was primarily attributable to the Acquisitions, as well as changes in volumes on certain programs and changes in product mix as indicated above.

                                 Gross Profit

Gross profit increased by $2.1 million or 7.9%, to $29.1 million for 1998, compared to $27.0 million in 1997. The increase was due in part to the Acquisitions, which added aggregate gross profits of $4.3 million. Gross margin as a percent of sales decreased from 14.5% in 1997 to 12.1% in 1998. The decrease can be attributed to the following: costs associated with plant consolidations, the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico, and costs of realignment of products among the Company's divisions.

                 Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") of $17.6 million increased to 7.3% of sales for the six months ended June 30, 1998, compared to $12.8 million or 6.9% of sales for the same 1997 period. The increase in SG&A of $4.8 million was due in part to the Acquisitions, which added SG&A costs of $2.8 million. The remaining increase in SG&A expenses reflects the Company's continuing investment in such areas as program management, business expansion efforts, sales and marketing, and information systems.

                                  Net Income

The Company recorded a net loss of $2.4 million in the 1998 period, compared the net income of

$1.5 million in the 1997 period. This decrease was the result of the items mentioned above and an increase in interest expense of $3.9 million to $15.7 million for the 1998 period, compared to $11.8 million for the 1997 period. The increase in interest expense for the 1998 period was primarily attributable to the increase in debt outstanding related to Acquisitions.

                        Liquidity and Capital Resources

The Company's primary cash needs historically have been for operating expenses, working capital, and capital expenditures. Acquisitions have been financed through debt facilities collateralized by the Company's assets and cash flows. Management expects future cash will be required for capital expenditures, which management expects to approximate $23.0 million for 1998, to provide working capital to fund the Company's future growth and to fund scheduled principal payments under the Company's Credit Agreement.


Cash Flows

                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                     1998      1997
                                                    ------    ------
                                                     (in thousands)
     Cash flow from:
        Operating activities................        11,509    19,863
        Investing activities................       (12,396)  (11,008)
        Financing activities ...............          (953)  (13,540)
        Foreign Currency Fluctuations.......           (81)       (2)
                                                   -------   -------
     Net Cash Flow..........................        (1,921)   (4,687)
                                                   =======   =======

Net cash flow from operating activities for the six month period ended June 30, 1998 was $11.5 million. Net loss for the 1998 period was $2.4 million. The non-cash adjustments of $16.6 million primarily consisted of depreciation and amortization of $15.1 million and a non-cash charge to income for postretirement benefits of $1.4 million. Changes in working capital components utilized $2.6 million, primarily the result of timing of collections on trade accounts receivable and payments of accounts payable and accrued interest, as well as an increase in reimbursable tooling as the Company awaits customer approvals on the Viper, Volvo L-5, Ford PN96, Kenworth T2000, Ford H215, Ford HN190, GMT800 and GM H-Car.

Net cash flow from operating activities for the six month period ended June 30, 1997 was $19.9 million. Net income for the 1997 period was $1.5 million. The non-cash adjustments of $15.0 million consisted of depreciation and amortization of $11.0 million and non-cash charges to income for postretirement benefits and deferred income taxes of $1.2 million and $2.9 million, respectively. Changes in working capital components provided $3.3 million, primarily the result of the timing payments of accounts payable and accrued liabilities offset by an increase in reimbursable tooling.

The Company spent approximately $11.6 million for the six month period ended June 30, 1998 in comparison to approximately $8.6 million for the six month period ended June 30, 1997 on capital items. Such capital items in the 1998 period primarily relate to the GMT 800, Ford PN96, Flax PP Line, Volvo L-5 program, and various equipment upgrades.

Acquisitions of $0.8 million in the six month period ended June 30, 1998 relate to Livingston; while acquisitions of $2.3 million in the 1997 Period relate to APX. The $2.5 million purchase price of Livingston consisted of $0.6 million due upon closing and a $1.6 million seller note and acquisition costs of $0.3 million.

The Company anticipates pursuing additional strategic alliances and acquisitions in the future. Management anticipates that acquisition activity will be funded by additional indebtedness.

                                   Total Debt

At June 30, 1998, the following summarizes the debt outstanding and unused credit availability (in thousands):

                                        Total       Amount       Unused
                                      Commitment  Outstanding  Availability
                                      ----------  -----------  ------------
     Revolving Credit                  $ 75,000    $ 15,500      $59,500
     Term Debt                          205,000     201,325            0
     Bonds                              100,000     100,000            0
     Capital Leases and Seller notes      7,457       7,457            0
                                       --------    --------      -------
            Total                      $387,457    $324,282      $59,500
                                       ========    ========      =======

The Credit Agreement provides the Company with borrowing capacity of up to $280.0 million. The Credit Agreement consists of $205.0 million in aggregate principal amount of term loans and a $75.0 million revolving credit facility available for working capital and general corporate purposes. The A Term Loans and B Term Loans of the Credit Agreement will mature on the fifth and eighth anniversary of the initial borrowing, respectively, and will require annual principal payments (payable in quarterly installments) totaling approximately $7.4 million in 1998, $13.9 million in 1999, $16.4 million in 2000, $21.4 million in 2001, $34.0 million in 2002, $35.0 million in 2003, $40.0 million in 2004 and $37.1 million in 2005. The revolving credit portion of the Credit Agreement will mature on the fifth anniversary of the initial borrowing. The interest rate under the Credit Agreement is based on the Eurodollar rate plus the applicable Eurodollar margin. The Credit Agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, assets sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, capital expenditures and other matters customarily restricted in such agreements.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings under the Credit Agreement, will be sufficient over the next several years to make required payments of principal and interest on its obligation due on the Notes and under the Credit Agreement, permit anticipated capital expenditures and fund working capital requirements.

                      Impact of the General Motors Strike

As of the date of this filing, the strike at General Motors was reported to be resolved. GM is a significant customer representing approximately 25% of forecasted 1998 revenues. The strike continued through late July, and as a result, third quarter 1998 revenues will be negatively impacted. It remains uncertain whether these reduced revenues will be recovered as GM resumes production. Even if these revenues are recovered, the Company anticipates a negative impact on third quarter margins due to incremental costs that will be incurred to resume production as well as the impact of lost productivity in July. As a result of the strike, the potential exists that certain financial ratio tests contained in covenants of the Credit Agreement will be violated in the third quarter. The Company has communicated this possibility to its bank and if necessary, intends to obtain waivers or amendments to the Credit Agreement to cure any covenant violations. Based on discussions to date with the bank, management believes that a waiver or amendment to the Credit Agreement will be obtained, although the Company has not yet obtained a commitment from the bank.

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

The Company is utilizing both internal and external resources to identify, modify and test the systems for the year 2000 compliance. The Company has completed an inventory of its hardware and software, including that associated with its manufacturing operations and infrastructure, and has developed plans for remediation or replacement of non-complaint systems. The Company is currently implementing its year 2000 plan, and anticipates that all reprogramming and replacement efforts will be completed by early 1999. The Company expects to test reprogrammed and replaced software and systems during 1999, and believes its current plans allow adequate time for testing.

The Company has incurred $0.1 million to date in its Year 2000 efforts and anticipates incurring an additional $0.9 million to fully address Year 2000 issues. Such costs will be expensed as incurred. The Company anticipates that it will incur $0.1 million to replace certain non-compliant hardware (such as PC's and peripheral equipment); these amounts will be capitalized in accordance with the Company's accounting policies for such equipment.

The Company's Year 2000 plans include assessment of issues that may arise from its suppliers and customers. The Company has surveyed its key suppliers to determine their level of readiness. Management intends to monitor the readiness of its key suppliers and to arrange alternative sources of supply for those that are assessed to represent an unacceptable risk for disruption in ability to supply the Company's needs.

The Company is also subject to the risk that its significant customers will not complete Year 2000 efforts timely and will experience a disruption in operations, which could materially adversely impact the Company's financial results. Management intends to monitor the level of readiness of its customers however, there can be no assurance that a disruption in customer operations will not occur.

Management intends to develop contingency plans to address risks that its own efforts, or those of its suppliers and customers, are not sufficient to address Year 2000 issues. Management anticipates that the contingency plan will be completed in early 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Cambridge Industries, Inc.
                                                   --------------------------



Date: August 14, 1998                              /s/ John M. Colaianne
      ---------------                              -----------------------------
                                                   John M. Colaianne
                                                   Chief Financial Officer