Form 10-Q
period 1998-09-30
CAMBRIDGE INDUSTRIES INC /DE
filed 1998-11-16
CIK 1044649

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     Number of shares of Common Stock, $0.01 par value per share, outstanding at September 30, 1998: 1,000

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           1998             1997
                                                                       -------------     ----------
                                                                        (UNAUDITED)
ASSETS
Current assets:
         Cash .....................................................      $   2,069       $   3,788
         Receivables ..............................................         62,291          82,117
         Inventories (Note 3) .....................................         23,984          25,111
         Reimbursable tooling costs ...............................         18,565          16,913
         Deferred income taxes and other ..........................         13,976          14,663
                                                                         ---------       ---------
Total current assets ..............................................        120,885         142,592
Property, plant and equipment, net of accumulated
  depreciation of $85,560 and $66,452 respectively ................        195,440         197,635
Other assets ......................................................         27,428          29,257
                                                                         ---------       ---------
Total assets ......................................................      $ 343,753       $ 369,484
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Current portion of long-term debt ........................      $  13,192       $   7,765
         Accounts payable .........................................         43,585          48,759
         Accrued liabilities ......................................         19,202          37,691
                                                                         ---------       ---------
Total current liabilities .........................................         75,979          94,215
Noncurrent liabilities:
         Long-term debt ...........................................        311,666         314,789
         Workers' compensation ....................................          1,175           1,251
         Postretirement health care benefits ......................         22,786          20,669
         Deferred income taxes and other liabilities ..............         11,054          11,054
                                                                         ---------       ---------
Total liabilities .................................................        422,660         441,978
Commitments and contingencies (Note 4)
Stockholders' equity (deficit):
         Common stock, $.01 par value, 3,000 shares
           Authorized, 1,000 shares issued and
           outstanding ............................................              1               1
         Paid-in capital ..........................................         17,538          17,538
         Unrealized foreign currency translation ..................           (531)           (225)
Accumulated deficit ...............................................        (95,915)        (89,808)
                                                                         ---------       ---------
Total Stockholders' deficit .......................................        (78,907)        (72,494)
                                                                         ---------       ---------
Total liabilities and stockholders' equity (deficit) ..............      $ 343,753       $ 369,484
                                                                         =========       =========


 See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER  30,           SEPTEMBER 30,
                                                    -----------------------   -----------------------
                                                       1998         1997         1998        1997
                                                    ----------   ----------   ----------   ----------
Sales ...........................................   $ 112,097    $ 109,765    $ 352,957    $ 296,396
Cost of sales ...................................     101,469       95,481      313,204      255,107
                                                    ---------    ---------    ---------    ---------
Gross profit ....................................      10,628       14,284       39,753       41,289
Selling, general and administrative expenses ....       9,061        8,162       26,696       20,955
                                                    ---------    ---------    ---------    ---------
Income from Operations ..........................       1,567        6,122       13,057       20,334
Other expense (income):
     Interest expense ...........................       7,985        8,015       23,661       19,796
     Other, net .................................        (513)         169         (609)         145
                                                    ---------    ---------    ---------    ---------
Income (loss) before income tax and extraordinary
  item ..........................................      (5,905)      (2,062)      (9,995)         393
Income tax expense (benefit) ....................      (2,210)        (763)      (3,888)         157
                                                    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item .........      (3,695)      (1,299)      (6,107)         236
Extraordinary item, net of tax benefit ..........           0       (9,152)           0       (9,152)
                                                    ---------    ---------    ---------    ---------
Net (loss) ......................................   $  (3,695)   $ (10,451)   $  (6,107)   $  (8,916)
                                                    =========    =========    =========    =========


 See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             -------------------------
                                                                                 1998          1997
                                                                             -----------    -----------
Cash flows from operating activities:
     Income before extraordinary item ..................................     $  (6,107)     $     236
Adjustments to reconcile net income before extraordinary item to net cash provided by  (used in) operating activities:
     Depreciation and amortization .....................................        22,477         18,129
     Postretirement benefit expenses, net of cash payments .............         2,117          1,900
     Deferred income tax provision .....................................          --            4,369
Changes in assets and liabilities, excluding the effect of acquisitions:
     Receivables .......................................................        21,004        (17,825)
     Inventories .......................................................         1,629          2,321
     Reimbursable tooling costs ........................................        (2,085)        (5,573)
     Accounts payable and accrued liabilities ..........................       (25,104)         1,719
     Other .............................................................         1,976         (2,694)
                                                                             ---------      ---------
Net cash provided by (used in) operating activities ....................        15,907          2,582
                                                                             ---------      ---------
Cash flows used in investing activities:
     Acquisitions, net of cash acquired ................................          (850)       (72,161)
     Purchase of property, plant and equipment .........................       (16,343)       (14,396)
                                                                             ---------      ---------
Net cash used in investing activities ..................................       (17,193)       (86,557)
                                                                             ---------      ---------
Cash flows provided by (used in) financing activities:
     Net borrowings in revolving debt ..................................         6,500         10,500
     Proceeds from issuance of long-term debt ..........................          --          305,000
     Repayment of long-term debt .......................................        (6,627)      (225,812)
     Cost of debt and equity financing .................................          --          (13,904)
                                                                             ---------      ---------
Net cash provided by (used in) financing activities ....................          (127)        75,784
                                                                             ---------      ---------
Effect of foreign currency rate fluctuations on cash ...................          (306)          (210)
                                                                             ---------      ---------
Net increase (decrease) in cash ........................................        (1,719)        (8,401)
Cash at beginning of period ............................................         3,788         11,942
                                                                             ---------      ---------
Cash at end of period ..................................................     $   2,069      $   3,541
                                                                             =========      =========


See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

1.       FINANCIAL STATEMENTS

         The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Cambridge Industries, Inc. and its subsidiaries (the "Company") as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, and its cash flows for the nine month periods ended September 30, 1998 and 1997.

         The condensed unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

         Certain reclassifications have been made to prior year financial statements to conform to the 1998 presentations.

2.       CHANGES IN ACCOUNTING PRINCIPLES

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:


                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER  30,
                                             ----------------------      ----------------------
                                               1998         1997           1998         1997
                                               ----         ----           ----         ----
                                             (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)

Net loss ..............................     $ (3,695)     $(10,451)     $ (6,107)     $ (8,916)
Unrealized foreign currency translation         (225)         (208)         (306)         (210)
                                            --------      --------      --------      --------
Total comprehensive earnings ..........     $ (3,920)     $(10,659)     $ (6,413)     $ (9,126)
                                            ========      ========      ========      ========


3.       INVENTORIES

         At September 30, 1998 (unaudited) and December 31, 1997, inventories consist of the following:

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           1998          1997
                                                                       -------------  ------------
                                                                          (dollars in thousands)
Finished goods ....................................................     $  4,452      $  6,773
Work-in-process ...................................................        6,537         6,598
Raw materials .....................................................       11,791        10,811
Supplies ..........................................................        1,700         2,152
                                                                        --------      --------
         Total ....................................................       24,480        26,334
Less allowance for obsolescence and lower of cost or market reserve         (496)       (1,223)
                                                                        --------      --------
         Inventories ..............................................     $ 23,984      $ 25,111
                                                                        ========      ========


4.       COMMITMENT AND CONTINGENCIES

         The Company has letters of credit outstanding of $6,250 at September 30, 1998.

5.       ACQUISITIONS

         Effective January 1, 1998, the Company acquired substantially all of the operating assets of Livingston, Inc. ("Livingston") for $2,150 and the assumption of certain debt of $1,130. The Company accounted for this acquisition under the purchase method. The Company's operating results for the three and nine month periods ended September 30, 1998 include Livingston. The acquired assets and operating results of Livingston are not considered material to the accompanying financial statements.

6.        CONSOLIDATING INFORMATION

         The Notes are guaranteed by CE Automotive Trim Systems, Inc. ("CE"), a wholly owned consolidated subsidiary of the Company, but are not guaranteed by the Company's other consolidated subsidiaries, Voplex of Canada and its Brazilian subsidiary, Cambridge Industrial do Brasil, Ltd. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method; (ii) CE, the guarantor subsidiary, and (iii) Voplex of Canada and the Brazilian subsidiary, as non-guarantor subsidiaries. Separate financial statements of CE are not presented herein as management does not believe that such statements are material. CE had no revenues or operations during the periods presented. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or similar charges.

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    NON-
                                                                 GUARANTOR       GUARANTOR      ELIMINATIONS/
                                                      PARENT    SUBSIDIARIES     SUBSIDIARY      ADJUSTMENTS    CONSOLIDATED
                                                      ------    ------------     ----------      -----------    ------------
ASSETS

Current Assets
     Cash ....................................     $   1,432      $     637              --            --        $   2,069
     Receivables .............................        55,230          7,061              --            --           62,291
     Inventories .............................        21,707          2,277              --            --           23,984
     Reimbursable tooling costs ..............        18,255            310              --            --           18,565
     Deferred income taxes and other .........        13,879             97              --            --           13,976
                                                   ---------      ---------      ------------     ---------      ---------
     Total current assets ....................       110,503         10,382              --            --          120,885
Property, plant and equipment, net ...........       191,509          3,931              --            --          195,440
Other long-term assets .......................        27,407             21              --            --           27,428
Investment in consolidated subsidiaries ......         7,170           --                --          (7,170)          --
                                                   ---------      ---------      ------------     ---------      ---------
         Total assets ........................     $ 336,589      $  14,334      $       --       $  (7,170)     $ 343,753
                                                   =========      =========      ============     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt .......        12,905            287              --            --        $  13,192
     Accounts payable ........................        42,313          1,272              --            --           43,585
     Accrued liabilities .....................        18,179          1,023              --            --           19,202
                                                   ---------      ---------      ------------     ---------      ---------
         Total current liabilities ...........        73,397          2,582              --            --           75,979
Noncurrent liabilities
     Long-term debt ..........................       306,553          5,113              --            --          311,666
     Workers' compensation ...................         1,175           --                --            --            1,175
     Postretirement healthcare benefits ......        22,786           --                --            --           22,786
     Deferred income taxes and other  long-
       term liabilities ......................        11,054           --                --            --           11,054
                                                   ---------      ---------      ------------     ---------      ---------
         Total liabilities ...................       414,965          7,695              --            --          422,660
Stockholders' equity (deficit)
     Common stock ............................             1           --                --            --                1
     Paid-in capital .........................        17,538          5,057              --          (5,057)        17,538
     Unrealized foreign currency translation .          --             (531)             --            --             (531)
     Retained earnings (accumulated deficit) .       (95,915)         2,113              --          (2,113)       (95,915)
                                                   ---------      ---------      ------------     ---------      ---------
         Total stockholders' equity (deficit)        (78,376)         6,639              --          (7,170)       (78,907)
                                                   ---------      ---------      ------------     ---------      ---------
         Total liabilities and stockholders'
         equity (deficit) ....................     $ 336,589      $  14,334      $       --       $  (7,170)     $ 343,753
                                                   =========      =========      ============     =========      =========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                       NON-
                                                                    GUARANTOR    GUARANTOR    ELIMINATIONS/
                                                       PARENT      SUBSIDIARIES  SUBSIDIARY    ADJUSTMENTS     CONSOLIDATED
                                                       ------      ------------  ----------    -----------     ------------
ASSETS
Current Assets
     Cash .....................................     $   1,646      $   2,142      $   --       $    --        $   3,788
     Receivables ..............................        79,960          5,926          --          (3,769)        82,117
     Inventories ..............................        23,081          2,030          --            --           25,111
     Reimbursable tooling costs ...............        16,727            186          --            --           16,913
     Deferred income taxes and other ..........        14,466            197          --            --           14,663
                                                    ---------      ---------      --------     ---------      ---------
         Total current assets .................       135,880         10,481          --          (3,769)       142,592
Property, plant and equipment, net ............       193,328          4,307          --            --          197,635
Other long-term assets ........................        29,257           --            --            --           29,257
Investment in consolidated subsidiaries .......         6,600           --            --          (6,600)          --
                                                    ---------      ---------      --------     ---------      ---------
Total assets ..................................     $ 365,065      $  14,788      $   --       $ (10,369)     $ 369,484
                                                    =========      =========      ========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt........      $   7,765      $      --      $   --       $    --        $   7,765
     Accounts payable .........................        50,995          1,533          --          (3,769)        48,759
     Accrued liabilities ......................        36,211          1,480          --            --           37,691
                                                    ---------      ---------      --------     ---------      ---------
         Total current liabilities ............        94,971          3,013          --          (3,769)        94,215
Noncurrent liabilities
     Long-term debt ...........................       309,389          5,400          --            --          314,789
     Workers' compensation ....................         1,251           --            --            --            1,251
     Postretirement healthcare benefits .......        20,669           --            --            --           20,669
     Deferred income taxes and other long-
     term liabilities .........................        11,054           --            --            --           11,054
                                                    ---------      ---------      --------     ---------      ---------
         Total liabilities ....................       437,334          8,413          --          (3,769)       441,978
                                                    ---------      ---------      --------     ---------      ---------
Stockholders' equity (deficit)
     Common stock .............................             1           --            --            --                1
     Paid-in capital ..........................        17,538          5,057          --          (5,057)        17,538
Unrealized foreign currency translation .......          --             (225)         --            --             (225)
     Retained earnings (accumulated deficit) ..       (89,808)         1,543          --          (1,543)       (89,808)
                                                    ---------      ---------      --------     ---------      ---------
         Total stockholders' equity (deficit) .       (72,269)         6,375          --          (6,600)       (72,494)
                                                    ---------      ---------      --------     ---------      ---------
         Total liabilities and stockholders'
           equity (deficit) ...................     $ 365,065      $  14,788      $   --       $ (10,369)     $ 369,484
                                                    =========      =========      ========     =========      =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                              NON -
                                                           GUARANTOR        GUARANTOR    ELIMINATIONS/
                                               PARENT     SUBSIDIARIES      SUBSIDIARY    ADJUSTMENTS    CONSOLIDATED
                                               ------     ------------      ----------    -----------    ------------
Sales ..................................     $ 108,266      $   3,831      $      --       $    --        $ 112,097
Cost of sales ..........................        98,179          3,290             --            --          101,469
                                             ---------      ---------      -----------     ---------      ---------
Gross profit ...........................        10,087            541             --            --           10,628
Selling, general and administrative
   expenses ............................         8,650            411             --            --            9,061
                                             ---------      ---------      -----------     ---------      ---------
Income from operations .................         1,437            130             --            --            1,567
Other expense (income)
     Interest expense ..................         8,040            (55)            --            --            7,985
     Other, net ........................          (595)            82             --            --             (513)
                                             ---------      ---------      -----------     ---------      ---------
Income (loss) before income tax ........        (6,008)           103             --            --           (5,905)
Income tax expense (benefit) ...........        (2,311)           101             --            --           (2,210)
                                             ---------      ---------      -----------     ---------      ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............        (3,697)             2             --            --           (3,695)
Equity in income of consolidated
  subsidiaries .........................             2           --               --              (2)          --
                                             ---------      ---------      -----------     ---------      ---------
Net income (loss) ......................     $  (3,695)     $       2      $      --       $      (2)     $  (3,695)
                                             =========      =========      ===========     =========      =========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)


                                                                     NON-
                                                                  GUARANTOR        GUARANTOR      ELIMINATIONS/
                                                     PARENT      SUBSIDIARIES      SUBSIDIARY      ADJUSTMENTS    CONSOLIDATED
                                                     ------      ------------      ----------      -----------    ------------
Sales ........................................     $ 107,723      $   2,042      $        --       $    --        $ 109,765
Cost of sales ................................        94,196          1,285               --            --           95,481
                                                   ---------      ---------      -------------     ---------      ---------
Gross profit .................................        13,527            757               --            --           14,284
Selling, general and administrative
  expenses ...................................         8,106            160               --            (104)         8,162
                                                   ---------      ---------      -------------     ---------      ---------
Income from operations .......................         5,421            597               --             104          6,122
Other expense (income)
     Interest expense ........................         8,015           --                 --            --            8,015
     Other, net ..............................           123            (58)              --             104            169
                                                   ---------      ---------      -------------     ---------      ---------
Income before income tax , equity in income of
   Consolidated subsidiaries and
    extraordinary items ......................        (2,717)           655               --            --           (2,062)
 Income tax expense (benefit) ................          (817)            54               --            --             (763)
                                                   ---------      ---------      -------------     ---------      ---------
Income (loss) before equity in income of
  consolidated subsidiaries and extraordinary
   item ......................................        (1,900)           601               --            --           (1,299)
Equity in income of consolidated
  subsidiaries ...............................           601           --                 --            (601)          --
                                                   ---------      ---------      -------------     ---------      ---------
Income (loss) before extraordinary item ......        (1,299)           601               --            (601)        (1,299)
Extraordinary item, net of tax benefit .......        (9,152)          --                 --            --           (9,152)
                                                   ---------      ---------      -------------     ---------      ---------
Net income (loss) ............................     $ (10,451)     $     601      $        --       $    (601)     $ (10,451)
                                                   =========      =========      =============     =========      =========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                                  NON-
                                                                GUARANTOR       GUARANTOR     ELIMINATIONS/
                                                   PARENT      SUBSIDIARIES     SUBSIDIARY     ADJUSTMENTS    CONSOLIDATED
                                                   ------      ------------     ----------     -----------    ------------
Sales ......................................     $ 339,538      $  13,419      $       --       $    --        $ 352,957
Cost of sales ..............................       301,850         11,354              --            --          313,204
                                                 ---------      ---------      ------------     ---------      ---------
Gross profit ...............................        37,688          2,065              --            --           39,753
Selling, general and administrative
   expenses ................................        25,392          1,304              --            --           26,696
                                                 ---------      ---------      ------------     ---------      ---------
Income from operations .....................        12,296            761              --            --           13,057
Other expense (income)
     Interest expense ......................        23,583             78              --            --           23,661
     Other, net ............................          (494)          (115)             --            --             (609)
                                                 ---------      ---------      ------------     ---------      ---------
Income (loss) before taxes and extraordinary
item .......................................       (10,793)           798              --            --           (9,995)
Income tax expense (benefit) ...............        (4,115)           227              --            --           (3,888)
                                                 ---------      ---------      ------------     ---------      ---------
Income (loss) before equity in income from
non-guarantor subs .........................        (6,678)           571              --            --           (6,107)
Equity in income from non-guarantor subs ...           571           --                --            (571)          --
                                                 ---------      ---------      ------------     ---------      ---------
Net income (loss) ..........................     $  (6,107)     $     571      $       --       $    (571)     $  (6,107)
                                                 =========      =========      ============     =========      =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)


                                                                     NON-
                                                                  GUARANTOR      GUARANTOR      ELIMINATIONS/
                                                     PARENT      SUBSIDIARIES    SUBSIDIARY      ADJUSTMENTS    CONSOLIDATED
                                                     ------      ------------    ----------      -----------    ------------
Sales ........................................     $ 289,947      $   6,449      $       --       $    --        $ 296,396
Cost of sales ................................       250,622          4,485              --            --          255,107
                                                   ---------      ---------      ------------     ---------      ---------
Gross profit .................................        39,325          1,964              --            --           41,289
Selling, general and administrative
  expenses ...................................        20,779            503              --            (327)        20,955
                                                   ---------      ---------      ------------     ---------      ---------
Income from operations .......................        18,546          1,461              --             327         20,334
Other expense (income)
     Interest expense ........................        19,796           --                --            --           19,796
     Other, net ..............................          (116)           (66)             --             327            145
                                                   ---------      ---------      ------------     ---------      ---------
Income before income tax , equity in income of
   Consolidated subsidiaries and
    extraordinary items ......................        (1,134)         1,572              --            --              393
 Income tax expense (benefit) ................           (11)           168              --            --              157
                                                   ---------      ---------      ------------     ---------      ---------
Income (loss) before equity in income of
  consolidated subsidiaries and extraordinary
   item ......................................        (1,123)         1,359              --            --              236
Equity in income of consolidated
  subsidiaries ...............................         1,359           --                --          (1,359)          --
                                                   ---------      ---------      ------------     ---------      ---------
Income (loss) before extraordinary item ......           236          1,359              --          (1,359)           236
Extraordinary item, net of tax benefit .......        (9,152)          --                --            --           (9,152)
                                                   ---------      ---------      ------------     ---------      ---------
Net income (loss) ............................     $  (8,916)     $   1,359      $       --       $  (1,359)     $  (8,916)
                                                   =========      =========      ============     =========      =========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)



                                                                         NON-
                                                                      GUARANTOR       GUARANTOR
                                                          PARENT      SUBSIDIARIES    SUBSIDIARY    CONSOLIDATED
                                                          ------      ------------    ----------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $ 16,847      $   (940)     $      --       $ 15,907

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired .................         (850)         --               --           (850)
Purchases of property, plant and equipment .........      (16,092)         (251)            --        (16,343)
                                                         --------      --------      -----------     --------
     NET CASH USED IN INVESTING ACTIVITIES .........      (16,942)         (251)            --        (17,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving debt .................        6,500          --               --          6,500
Repayment of long-term debt ........................       (6,627)         --               --         (6,627)
                                                         --------      --------      -----------     --------
     NET CASH USED IN FINANCING ACTIVITIES .........         (127)         --               --           (127)

Effect of foreign currency rate fluctuations on cash         --            (306)            --           (306)
                                                         --------      --------      -----------     --------
Net decrease in cash ...............................         (222)       (1,497)            --         (1,719)
Cash at beginning of period ........................        1,646         2,142             --          3,788
                                                         --------      --------      -----------     --------
Cash at end of period ..............................     $  1,424      $    645      $      --       $  2,069
                                                         ========      ========      ===========     ========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                                         NON-
                                                                      GUARANTOR         GUARANTOR
                                                          PARENT      SUBSIDIARIES      SUBSIDIARY     CONSOLIDATED
                                                          ------      ------------     ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $   5,478      $  (2,896)     $       --       $   2,582

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired .................       (72,161)          --                --         (72,161)
Purchases of property, plant and equipment .........       (14,393)            (3)             --         (14,396)
                                                         ---------      ---------      ------------     ---------
     NET CASH USED IN INVESTING ACTIVITIES .........       (86,554)            (3)             --         (86,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving debt .................        10,500           --                --          10,500
Proceeds from issuance of long-term debt ...........       305,000           --                --         305,000
Repayment of long-term debt ........................      (225,812)          --                --        (225,812)
Cost of debt and equity financing ..................       (13,904)          --                --         (13,904)
                                                         ---------      ---------      ------------     ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .....        75,784           --                --          75,784

Effect of foreign currency rate fluctuations on cash          --             (210)             --            (210)
                                                         ---------      ---------      ------------     ---------
Net decrease in cash ...............................        (5,292)        (3,109)             --          (8,401)
Cash at beginning of period ........................         7,795          4,147              --          11,942
                                                         ---------      ---------      ------------     ---------
Cash at end of period ..............................     $   2,503      $   1,038      $       --       $   3,541
                                                         =========      =========      ============     =========


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

RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                   ------------------        -----------------
                                                    1998        1997         1998        1997
                                                    ----        ----         ----        ----
                                                    % OF        % OF         % OF        % OF
                                                    SALES       SALES        SALES       SALES
                                                    -----       -----        -----       -----
Sales .......................................       100.0%      100.0%      100.0%      100.0%
Gross Profit ................................         9.5%       13.0%       11.3%       13.9%
Selling, general and administrative expenses          8.1%        7.4%        7.6%        7.1%
Income (loss) before income tax .............        (5.3%)      (1.9%)      (2.8%)       0.1%
Net  (loss) .................................        (3.3%)      (9.5%)      (1.7%)      (3.0%)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

                                    REVENUES

         The Company's sales increased by $2.3 million, or 2.1%, to $112.1 million in the three month period ended September 30, 1998, compared to $109.8 million in the three month period ended September 30, 1997. The increase in sales was due in part to the 1997 acquisitions of Goodyear-Jackson and the Plastics Division of Eagle-Picher in July and Owens-Corning Brazil in September, along with the Livingston acquisition in January 1998 (collectively the "Acquisitions"). Sales for the Acquisitions in aggregate increased by $4.2 million, or 13.2%, to $36.3 million in the three month period ended September 30, 1998, compared to $32.0 million in the three month period ended September 30, 1997.

         Sales at existing Cambridge facilities decreased $1.9 million, resulting from: the adverse impact of the General Motors work stoppages in the United States ("the strike"), Canada and Mexico, changes in product mix due to the build out of the Honda bumper and sunshades in 1997, and lower volumes on the Viper, Jeep and Ford's Taurus/Sable wagon load floors. These decreases were offset, in part, by the volumes associated with the launch of GMX130 (Grand Am) and Cadillac S5S, increased volumes (strike adjusted) on C-5 Corvette, Ford 4.6L Rocker Arm Cover, PN 96 Fan Shroud, Ford Cross-Car Beam, GMT 530, Volvo, Ford Ranger Splash, Kenworth T-2000 and Freightliner.

                                  GROSS PROFIT

Gross profit decreased by $3.7 million or 25.6%, to $10.6 million for 1998, compared to $14.3 million in 1997. Gross margin as a percent of sales decreased from 13.0% in 1997 to 9.5% in 1998. The decrease was due in part to the Acquisitions, whose aggregate gross profits decreased by $0.6 million or 16.5%, to $3.2 million, compared to $3.8 million in 1997. The remaining decrease can be attributed to the following: the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico; the associated costs of closing the Marion facility; the launching of the ITT nose cone; and the realignment of products among the Company's divisions. Certain changes in the Company's product mix, including the balancing out of the Honda bumpers, and lower volumes on the Taurus/Sable wagon load floors and Honda sunshades, also negatively impacted gross margins. Higher volumes (strike adjusted) on such programs as F-series truck, Freightliner, Volvo, Ford 4.0L CAM Cover, C-5 Corvette, Cadillac S5S, and GMX 130, partially offset the negative impact on gross margins.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") of $9.1 million increased to 8.1% of sales for the three months ended September 30, 1998 compared to $8.2 million or 7.4% of sales for the same 1997 period. The increase in SG&A of $0.9 million resulted from the Company's continuing investment in such areas as program management, business expansion efforts, sales and marketing, and information systems. Additionally, the lower revenues associated with the GM strike resulted in SG & A costs representing an increased percentage of revenues.

                               EXTRAORDINARY ITEM

In 1997, the Company retired all of its outstanding indebtedness with the proceeds from the Company's offering of 10.25% senior subordinated notes and borrowings under a new credit agreement. In connection with this refinancing, the Company recorded an extraordinary loss of $9.2 million (net of tax), reflecting the write-off of existing deferred financing costs, remaining original issue discount and expense upon early extinguishment of debt.

                                   NET INCOME

The Company recorded a net loss of $3.7 million in the 1998 period, compared to a net loss, before an extraordinary loss of $9.2 million, of $1.3 million in the 1997 period. This increase in net loss was the result of the items previously mentioned.



  NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

                                    REVENUES

Sales increased by $56.6 million, or 19.1%, to $353.0 million in the nine month period ended September 30, 1998, compared to $296.4 million in the nine month period ended September 30, 1997. The increase was primarily attributable to the Acquisitions, which added aggregate sales of $109.9 million in the nine month period ended September 30, 1998, compared to $32.0 million in the 1997 period.

Sales at existing Cambridge facilities decreased $21.3 million, resulting from: the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico, changes in product mix due to the build out of the Honda bumper and sunshades in 1997, and lower volumes on the Viper, Jeep and Ford's Taurus/Sable wagon load floors. These decreases were offset, in part, by the volumes associated with the launch of GMX130 (Grand Am) and Cadillac S5S, increased volumes (strike adjusted) on C-5 Corvette, Ford 4.6L Rocker Arm Cover, PN 96 Fan Shroud, Ford Cross-Car Beam, GMT 530, Volvo, Ford Ranger Splash, and Kenworth T-2000.

                                  GROSS PROFIT

Gross profit decreased by $1.5 million or 3.7%, to $39.8 million for 1998, compared to $41.3 million in 1997. Gross margin as a percent of sales decreased from 13.9% in 1997 to 11.3% in 1998. The net decrease was attributable to a net decrease in gross profit from existing Cambridge facilities of $4.7 million, from $37.5 million in the nine months ended September 30, 1997 to $32.8 million in the nine months ended September 30, 1998. This decrease was partially offsest by incremental gross profits of $3.2 million contributed by the Acquisitions. The decrease in gross profit related to the existing Cambridge facilities resulted from the following: the poor operating performance at the Huntington and Marion locations until they were closed in March 1998, along with the associated costs of closing these plants and moving products to other Company locations; the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico; and the realignment of products among the Company's divisions.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") of $26.7 million increased to 7.6% of sales for the nine months ended September 30, 1998, compared to $21.0 million or 7.1% of sales for the same 1997 period. The increase in SG&A of $5.7 million was due in part to the Acquisitions, which added SG&A costs of $2.9 million. The remaining increase in SG&A expenses reflects the Company's continuing investment in such areas as program management, business expansion efforts, sales and marketing, and information systems.

                                   NET INCOME

The Company recorded a net loss of $6.1 million in the 1998 period, compared to net income, before an extraordinary loss of $9.2 million, of $0.2 million in the 1997 period. This decrease was the result of the items mentioned above and an increase in interest expense of $3.9 million to $23.7 million for the 1998 period, compared to $19.8 million for the 1997 period. The increase in interest expense for the 1998 period was primarily attributable to the increase in debt outstanding related to Acquisitions.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs historically have been for operating expenses, working capital, and capital expenditures. Acquisitions have been financed through debt facilities collateralized by the Company's assets and cash flows. Management expects to spend approximately $23 million in 1998 for capital expenditures. These expenditures will be funded with cash provided by operations and revolving debt borrowings.

CASH FLOWS

                                         Nine Months Ended
                                           September 30,
                                       ----------------------
                                         1998          1997
                                         ----          ----
Cash flow from:
     Operating activities ........     $ 15,907      $  2,582
     Investing activities ........      (17,193)      (86,557)
     Financing activities ........         (127)       75,784
     Foreign Currency Fluctuations         (306)         (210)
                                       --------      --------
Net Cash Flow ....................     $ (1,719)     $ (8,401)
                                       ========      ========

Net cash flow from operating activities for the nine month period ended September 30, 1998 was $15.9 million. Net loss for the 1998 period was $6.1 million. The non-cash adjustments of $24.6 million primarily consisted of depreciation and amortization of $22.5 million and a non-cash charge to income for postretirement benefits of $2.1 million. Changes in working capital components utilized $2.6 million, primarily the result of timing of collections on trade accounts receivable and payments of trade and tooling accounts payable and accrued interest and the utilization of certain reserves related to the Acquisitions established in 1997.

Net cash flow from operating activities for the nine month period ended September 30, 1997 was $2.6 million. Net income before extraordinary item for the 1997 period was $0.2 million. The non-cash adjustments of $24.4 million consisted of depreciation and amortization of $18.1 million and non-cash charges to income for postretirement benefits and deferred income taxes of $1.9 million and $4.4 million, respectively. Changes in working capital components utilized $22.2 million, due in part to the increased trade and tooling receivables related to the 1997 acquisition of Goodyear-Jackson and the timing of receipts of accounts receivable and an increase in reimbursable tooling.

The Company spent approximately $16.3 million for the nine month period ended September 30, 1998 in comparison to approximately $14.4 million for the nine month period ended September 30, 1997 on capital items. Such capital items in the 1998 period primarily relate to the GMT 800, Ford PN96, Flax PP Line, Volvo L-5 program, and other various equipment upgrades.

Acquisitions of $0.85 million in the nine month period ended September 30, 1998 relate to Livingston. The $2.2 million purchase price of Livingston consisted of $0.6 million due upon closing and a $1.6 million seller note. Acquisitions of $72.2 million in the 1997 Period relate to the acquisitions of APX in February, Goodyear-Jackson and the Plastics Division of Eagle-Picher in July and Owens-Corning Brazil in September,


                                   TOTAL DEBT

At September 30, 1998, the following summarizes the debt outstanding and unused credit availability:


                                    Total      Amount       Unused
                                 Commitment  Outstanding Availability
                                 ------------------------------------

Revolvoing Credit                 $ 75,000     $ 18,000     $ 57,000
Term Debt                          205,000      199,488            0
Bonds                              100,000      100,000            0
Capital Leases & Seller Notes        7,370        7,370            0
                                  --------     --------     --------
       Total                      $387,370     $324,858     $ 57,000
                                  ========     ========     ========

The Credit Agreement, provides the Company with borrowing capacity of up to $280.0 million. The Credit Agreement consists of $205.0 million in aggregate principal amount of term loans and a $75.0 million revolving credit facility available for working capital and general corporate purposes. The A Term Loans and B Term Loans of the Credit Agreement will mature on the fifth and eighth anniversary of the initial borrowing, respectively, and will require annual principal payments (payable in quarterly installments) totaling approximately $7.4 million in 1998, $13.9 million in 1999, $16.4 million in 2000, $21.4 million in 2001, $34.0 million in 2002, $35.0 million in 2003, $40.0 million in 2004 and $37.1 million in 2005. The revolving credit portion of the Credit Agreement will mature on the fifth anniversary of the initial borrowing. The interest rate under the Credit Agreement is based on the Eurodollar rate plus the applicable Eurodollar margin. The Credit Agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, assets sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, capital expenditures and other matters customarily restricted in such agreements.

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


                       IMPACT OF THE GENERAL MOTORS STRIKE

As of the date of this filing, the strike at General Motors has been resolved. GM is a significant customer representing approximately 25% of forecasted 1998 revenues. The strike continued through early August, and as a result, third quarter 1998 revenues and earnings were negatively impacted. It remains uncertain whether these lost revenues will be recovered by the end of the fiscal year. To reflect the negative effects of the strike on the operating results of the company, the leverage covenant was amended for the third and fourth quarters of 1998.

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

The Company is utilizing both internal and external resources to identify, modify and test the systems for the year 2000 compliance. It is anticipated that reprogramming efforts will be completed in early 1999 to allow adequate time for testing. To date, the inventory process whereby machines and processors are evaluated for year 2000 compliance has been substantially completed. At this time plans are being developed to address non-complying systems. The Company is considering and formulating its detailed contingency plan to be put in place in the event that remedial actions are not successful. Management estimates the year 2000 compliance expense to approximate $1.0 million. Such costs will be expensed as incurred.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Cambridge Industries, Inc.
                                                    ----------------------------


Date:  November 16, 1998                            /s/ John M. Colaianne
       -----------------                            ----------------------------
                                                    John M. Colaianne
                                                    Chief Financial Officer