Form 10-K
period 1998-12-31
CAMBRIDGE INDUSTRIES INC /DE
filed 1999-03-31
CIK 1044649

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

 [x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
   for the fiscal year ended December 31, 1998.


 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______________ to
         _______________.


Commission file number 333-34061.
                       ---------

                          CAMBRIDGE INDUSTRIES, INC.
                       CE AUTOMOTIVE TRIM SYSTEMS, INC.

          (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

                              CAMBRIDGE--DELAWARE
                                  CE-MICHIGAN

                        (State of other jurisdiction of
                        Incorporation or organization)

                                                       CAMBRIDGE-38-3188000
                                                           CE-38-3173408

                                                           (I.R.S. Employer
                                                        IDENTIFICATION NO.)

                            555 HORACE BROWN DRIVE
                           MADISON HEIGHTS, MICHIGAN
                   (Address of principal executive offices)

                                (248) 616-0500
                        (Registrant's telephone number,
                             INCLUDING AREA CODE)


                                                          48071
                                                        (ZipCode)

                                                          NONE
                                          (Name of exchange on which registered)

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

  As of March 26, 1999, the aggregate market value of the registrants' Common Stock held by non-affiliates of the Company was $0.00.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

  APPLICABLE ONLY TO CORPORATE REGISTRANTS. As of March 26, 1999, the numbers of shares outstanding of each of the classes of common stock of Cambridge Industries Holdings, Inc., of which the Company is a wholly-owned subsidiary, was 64,550.06 of Class A Common, 25,666.69 of Class L Common and 45,000.00 of Class P Common.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                                 PAGE NUMBER
                                                                                                                 -----------
                                                                                                                 OR REFERENCE
                                                                                                                 ------------
   PART I
   ------
ITEM 1.        Business.........................................................................................             1
ITEM 2.        Properties.......................................................................................            19
ITEM 3.        Legal proceedings................................................................................            19
ITEM 4.        Submission of matters to a vote of security holders..............................................            20

   PART II
   -------

ITEM 5.        Market for the Company's common stock and related stockholder matters............................            20
ITEM 6.        Selected financial data..........................................................................            20
ITEM 7.        Management's discussion and analysis of financial condition and results of operations............            22
ITEM 8.        Consolidated financial statements and supplementary data.........................................            31
ITEM 9.        Changes in and disagreements with accountants on accounting and financial disclosure.............            31

   PART III
   --------

ITEM 10.       Directors and executive officers of the Company..................................................            32
ITEM 11.       Executive compensation...........................................................................            33
ITEM 12.       Security ownership of certain beneficial owners and management...................................            36
ITEM 13.       Certain relationships and related transactions...................................................            39

   PART IV
   -------

ITEM 14.       Exhibits, financial statement schedules, and reports on Form 8-K.................................            41

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

GENERAL

  The Company is a leading Tier 1 supplier of plastic components and composite systems for GM, Ford, DaimlerChrysler, Toyota, Honda, Mazda, Nissan, Volkswagen, Freightliner, PACCAR, Mack Truck and Volvo Heavy Truck. As a Tier 1 supplier, the Company is increasingly responsible for the design, engineering, manufacturing and quality control testing of parts and pre-assembled components for original equipment manufacturers ("OEMs"). Within the transportation OEM market for plastic products there are three distinct types of applications, all of which the Company can provide: exterior, structural/functional/powertrain and interior. The Company manufactures components, modules and systems for exterior and structural/functional/powertrain applications and components and modules for interior applications. In addition to products supplied to its automotive and commercial truck OEM customers, the Company also manufactures a number of products for non-automotive customers. The Company's production utilizes a wide range of processes, including compression, injection, extrusion and blow molding, and top coat painting capabilities at OEM Class A standards.

  The Company has experienced rapid growth since 1991 due to increased plastic usage by OEMs, five major acquisitions and significant new product introductions. Additionally, the Company's average content per vehicle (automobile, light truck and commercial truck) produced in North America has increased from approximately $0.86 in 1991 to approximately $30.47 in 1998.

   At December 31, 1998, the Company employed approximately 4,800 people.

DESCRIPTION OF BUSINESS BY OPERATING SEGMENT

   Cambridge's businesses are organized, managed, and internally reported as three operating segments. The operating segments, which are based on differences in customers and products, technologies and services, are as follows:

Operating Segment                  Principal Products
-----------------                  ------------------

Automotive and Light Truck         Molded engineered plastic components for
                                   automotive original equipment manufacturers

Commercial Truck                   Molded engineered plastic components for the
                                   commercial transportation industry, class 4 through class 8 commercial trucks

Industrial and Non-automotive      Various plastic components for the
                                   agricultural, appliance, commercial
                                   construction, and recreational transportation industries

   Segment financial data for the years 1996 through 1998, including financial information about export sales, is included in Note 17 of Notes to Consolidated Financial Statements. Cambridge's three operating segments bridge together common or related technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Various corporate assets and overhead expenses are not assigned to the segments.

AUTOMOBILE AND LIGHT TRUCK COMPONENTS INDUSTRY

  As automobile and light truck manufacturers have faced increased competitive pressures, they have sought to significantly reduce costs, improve quality, reduce weight, and shorten the development time required for new vehicle platforms. These changes have altered the OEM/supplier relationship and benefited larger suppliers, such as the Company, that have low costs, strong product engineering and development capabilities, superior quality and the ability to deliver products on a timely basis. The Company believes the following to be the primary trends in the automotive and light truck components industry:

 Increased Use of Plastics

  The combined pressures of cost reduction, increased durability requirements and rising fuel economy standards have caused OEMs to concentrate on developing and employing lower cost, more durable and lighter weight materials. As a result, the average plastic weight per passenger vehicle has increased by 68%, from approximately 150 pounds in 1988 to approximately 253 pounds in 1998, and is projected by industry observers to grow another 18% to approximately 299 pounds per vehicle by 2008. While plastics historically have been used for many interior trim components, they are now being used more extensively in such structural components as grille opening retainers, floor panels, bumpers and support beams, as well as in such nonstructural components as exterior trim panels, grilles, duct systems, tail lights, fluid reservoirs, intake manifolds, valve covers and drive train components. These trends toward the increased use of plastics in exterior and structural/functional/powertrain components have been driven by innovations in material, molding and painting technologies, which have improved the performance and appearance of molded plastic components as well as lowering their costs. Plastic's design freedom is also key to its increased use. Not only does plastic allow for the manufacture of products that cannot be manufactured with other materials, plastic makes it possible to combine several parts, saving weight and cost. Additionally, recently introduced plastics that can withstand the hot, corrosive environment of the engine compartment are becoming more prevalent. For example, the Company has developed plastic rocker arm covers for use on the high production volume Ford 3.0L and 4.6L engines. Furthermore, according to industry sources, plastics usage in engine and mechanical components is expected to increase by more than 50% from 1998 to 2008.

  Historically, plastic has generally had an advantage over steel in low volume production runs due to lower upfront tooling costs. With its lower tooling costs, the Company benefits from the increase in niche vehicles (such as the DaimlerChrysler Viper and Prowler and the GM Corvette), customization of high volume vehicles (such as the addition of flare fenders to the Ford Ranger and Ford F-150 pick-ups) and the use of optional accessories (such as step-assists on certain sport utility vehicles such as GM's GMT800, and DaimlerChrysler's Jeep Wrangler hard-top). For higher volume production runs where tooling costs may be amortized over a larger number of units, steel generally has an advantage, because it is usually a less expensive raw material with lower finishing costs.

 Increased Outsourcing by Domestic OEMs

  In an effort to reduce costs, accelarate product design and simplify manufacturing, domestic OEMs have outsourced the manufacture of many components, systems and modules which were previously manufactured internally. Independent suppliers generally are able to design, manufacture and deliver components at a lower cost than the OEMs due to: (i) their significantly lower direct labor, fringe benefit and overhead costs; (ii) the ability to spread R&D and engineering costs over products provided to multiple OEMs; and (iii) the economies of scale inherent in product specialization. The domestic OEMs have benefited because outsourcing has allowed them to reduce costs and to focus on overall vehicle design and consumer marketing.

  Suppliers, such as the Company, have benefited from outsourcing because the aggregate number and value of components which they manufacture have increased dramatically. In addition, the outsourcing trend has increased the complexity of components which are manufactured by independent suppliers and this has favored low cost, full service, high quality suppliers, such as the Company, which can develop modules and systems that OEMs can easily install.

 Consolidation of Supplier Base by OEMs

  The OEMs have significantly consolidated their supplier bases in an effort to reduce their procurement related costs and accelerate new platform development. Many suppliers have either been eliminated or tiered (i.e., they supply other suppliers) in order to minimize the number of direct supplier contacts the OEM must maintain. From 1987 to 1998, Ford and DaimlerChrysler reduced their supplier bases by an average of 79% and have announced plans to further reduce their supplier base by an average of 60% between 1998 and 2002.

  This consolidation has altered the typical structure of supplier contracts. In the past, OEMs generally outsourced relatively simple parts under annual contracts primarily on the basis of cost, and suppliers generally functioned as contract manufacturers, with the OEM performing all development, design and engineering related tasks. With the trend towards the outsourcing of increasingly complex multicomponent systems, the basis of competition among suppliers has shifted to one encompassing a broad range of additional criteria including design capabilities, speed of development, materials and manufacturing process expertise, consistency of quality and reliability of delivery. In many cases, sole-source supply contracts cover the life of a vehicle or platform. Suppliers benefit because this enables them to devote the resources necessary for proprietary product development with the knowledge that they will have the opportunity to earn an adequate return on such investment over the multiyear life of a contract. In turn, the OEMs benefit because they share in the manufacturing cost savings attributable to multiyear production runs at high capacity utilization levels. As a result, smaller, poorly capitalized suppliers with limited product lines, engineering and design capabilities have been and will continue to be eliminated and lose market share. Larger suppliers, such as the Company, with broad product lines, in-house design and engineering capabilities and the ability to effectively manage their own supplier bases, have increased their market share.


 Increased Levels of Manufacturing in North America by Transplants

  New domestic automotive manufacturers (previously Japanese and European transplants) have gained a significant share of the United States market, initially by exporting their vehicles but more recently by acquiring and developing manufacturing facilities located in North America. Due to the relative cost advantage of producing vehicles in North America and political pressure, sales of vehicles imported from Japan declined from 1983 to 1998, while Transplant manufacturing has offset this decline by shifting more production to North America. Transplants have increased their share of North American vehicle production from approximately 3% in 1985 to approximately 34% in 1998. Industry sources forecast that this trend will continue. For example, both Mercedes Benz and BMW commenced manufacturing in the U.S. in 1996. Further, Honda has announced plans to build its Odyssey minivan in North America by 1999 and Volkswagen has announced that it is considering re-entering North America as a manufacturer.

  The Company anticipates that increased levels of manufacturing by Transplants, as well as higher levels of local content, will continue to benefit the Company by allowing it to participate in new platforms that previously had been imported or supplied by manufacturers located in Japan or Europe. In 1998, the Company had sales to Transplants of $1.7 million or 0.4% of total Company sales.

COMMERCIAL TRUCK COMPONENTS INDUSTRY

  The commercial truck components industry has also experienced increased use of plastics. Continuing consolidation of the domestic OEM's coupled with on-going consolidation of the supplier base have served to increase levels of manufacturing in North America. The increased use of plastics is particularly pronounced in the commercial truck industry. Plastics allow for significant weight savings and improved fuel economy relative to steel. For example, the Company believes that a composite truck hood assembly made by the Company weighs approximately 30% less than a comparable steel assembly. In addition, because of low annual volumes of commercial truck production, lower up front tooling costs give plastic an advantage over steel. Finally, in contrast to the automotive and light truck component industry, the commercial truck industry historically has not manufactured its own components, but rather has relied heavily on suppliers for their design, engineering and manufacturing of components. These industry characteristics favor suppliers like the Company, that have broad design and engineering capabilities and extensive commercial truck component manufacturing experience. The Company is a key supplier to Kenworth, Freightliner, GM, Volvo, Sterling, Ford and Mack Truck.

INDUSTRIAL AND NON-AUTOMOTIVE COMPONENTS INDUSTRY

  The industrial and non-automotive markets for the Company's manufacturing processes include recreation, agriculture, transportation, construction, marine and military industries. A substantial portion of the reinforced plastic products supplied to these markets comes from sheet molded composite ("SMC"), much of which is captively molded by companies such as General Electric, White Westinghouse, Therma-Tru, Kohler, Rubbermaid, Xerox and RCA. The development of business in this market typically comes from two areas of opportunity: conversion from alternate materials and conversion from alternate composite processes due to increased volume requirements. Sales to these markets in 1998 were less than 7% of overall sales.

BACKGROUND AND ACQUISITION HISTORY

  The Company has grown rapidly since its inception by capitalizing on both the consolidation of the industry and the increase in plastic content per vehicle. It has responded to the industry consolidation by building or acquiring full-service design, engineering and manufacturing capabilities. The Company's ability to offer a comprehensive range of processes and materials has given it a strong competitive position among full-service OEM suppliers.

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

  The following summarizes the Company's acquisition history:

  1988   Nortec Precision Plastics

               Precision functional parts manufacturer. Principal customer was DaimlerChrysler.

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

  1994   Rockwell Plastics

               Added thermoset and compression molding technology. Enhanced functional parts market position and added structural parts capabilities. Added Honda, Mazda, Nissan and Suzuki to customer base as well as significant Ford business. Added commercial truck OEMs as customers. Management consolidated sales forces, renegotiated insurance and benefit policies and reduced plant level administration head-count.

  1996   GenCorp RPD

               Substantially increased SMC capabilities, making the Company the leading manufacturer of SMC. Added Volvo Heavy Truck and Kenworth to customer base as well as significantly increased business with GM. To date, management has re-negotiated insurance and benefit policies and significantly reduced intercompany charges related to corporate level administration.

  1997   APX--PMC Division

               Added resin transfer molding ("RTM") technology and paint priming. The acquisition also added in-house RTM tooling and prototype capabilities and strengthened the Company's relationship with DaimlerChrysler.

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

  1997   Goodyear-Jackson--Engineered Composites Business

               Strengthened the Company's position as the leading SMC supplier to medium and heavy truck OEMs and enhanced its relationship with Ford and Freightliner. Added new products (grill opening panels & retainers, air brake pistons) and manufacturing processes (SMC injection molding). Increased SMC production capacity with the addition of compression and injection molding presses.

  1997   Owens-Corning Brazil--Brazilian Molded Plastic and Pultrusion
         Operations

               Added ability to manufacture components for Brazil-based customers and Brazilian subsidiaries of North American OEMs.

  1998   Livingston, Inc.

               Enhanced the Company's relationship with PACCAR (Kenworth) and provided the Company with a Class 8 commercial truck component assembly facility on the west coast of the United States.

THE LIVINGSTON ACQUISITION

  As of January 1, 1998, the Company acquired substantially all of the operating assets of Livingston, Inc. ("Livingston"), located in Auburn, Washington, for a total purchase price of $2.15 million, subject to post-closing adjustments (the "Livingston Acquisition"). Livingston's primary customer is PACCAR (Kenworth). The Livingston Acquisition has provided the Company with a Class 8 commercial truck component assembly facility on the west coast of the United States and has added ability for spray-up molding. The Company believes the acquisition will enhance its relationship and business with PACCAR.

THE OWENS-CORNING BRAZIL ACQUISITION

  As of August 31, 1997, Cambridge Industrial do Brasil, LTDA, a newly formed Brazilian subsidiary of the Company, purchased certain assets of the molded plastic and pultrusion operations ("Owens-Corning--Brazil") located in Rio Clara, Brazil of Owens-Corning Fiberglas A.S. LTDA., a Brazilian subsidiary of Owens-Corning, for $5.5 million (the "Owens-Corning Acquisition"). This acquisition allows the Company to manufacture plastic components for automotive customers and other industries in the Brazilian market.

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

  Eagle-Picher's SMC production facilities and process capabilities enhance the Company's existing leadership position in the manufacture of SMC parts for automotive and non-automotive applications. Additionally, significant overlap in sales to GM, Ford and DaimlerChrysler will allow the Company to offer more products to these OEM customers. As the overall volume of business and the range of products provided to an OEM customer are factors in achieving and retaining Tier 1 status, the overlap resulting from the Eagle-Picher Acquisition further enhances the Company's Tier 1 position. Through plant consolidations, raw material purchasing and production rationalization, manufacturing material flow redesign, headcount reduction and selling, general and administrative reductions, the Company is beginning to realize cost savings in these operations.

  Specifically, the Company is realizing several strategic and financial benefits, including:

  Top coat painting capability: The top coat painting capability and state-of-the-art paint systems acquired from Eagle-Picher allow the Company to deliver painted assembly-ready parts meeting OEM Class A standards.

  Industrial and non-automotive market presence: Through the Eagle-Picher Acquisition, the Company now manufactures industrial and non-automotive products, including jet-ski components for Polaris and Kawasaki, tractor panels for John Deere, residential door systems for Pease and Caradon Peachtree and outboard motor housings for Mercury Marine. This business is supported by a dedicated sales force, product design staff and manufacturing facility.

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

  SMC production capability: Through the Eagle-Picher Acquisition, the Company acquired advanced SMC production capability at its Grabill, Indiana facility. This has allowed the Company to consolidate its manufacturing of SMC, which is resulting in significant raw material production cost savings. In connection with the Eagle-Picher Acquisition, the Company reduced costs by mothballing the Huntington, Indiana facility and transferring production and assembly to other Company facilities.

THE GOODYEAR-JACKSON ACQUISITION

  As of July 1, 1997, the Company acquired the engineered composites business of The Goodyear Tire & Rubber Company ("Goodyear") located in Jackson, Ohio for a total purchase price of approximately $38.0 million, subject to post-closing adjustments (the "Goodyear-Jackson Acquisition"). The Goodyear-Jackson assets acquired by the Company include one manufacturing facility which produces automotive and commercial truck components, primarily using SMC in compression and injection manufacturing processes. The Goodyear-Jackson Acquisition strengthened the Company's position as the leading SMC parts supplier to the medium and commercial truck OEMs. It also enhanced the Company's relationships with Ford and Freightliner.

  The Company has not substantially altered the Goodyear-Jackson manufacturing facilities. The Company, however, has implemented cost savings initiatives in the areas of purchased materials, plant overhead, and selling, general and administrative costs.

  The Company experienced a temporary reduction in sales from the acquired Goodyear-Jackson operations during 1998 due to one-time events. As a result of the announced sale and resulting transfer of manufacturing from Ford to Freightliner, production of Ford's HN80 heavy truck platform was interrupted for approximately five months during 1998. In addition, Ford has announced its decision to replace the HN78 medium truck platform with its new H215 platform. These changeovers impacted and interrupted production at Goodyear-Jackson for approximately eight months in 1998, thereby reducing sales for 1998. The reductions in sales reduced earnings disproportionately because the Company was not able to achieve proportional reductions in expenses during the period of temporary sales decline.

  Management believes the Goodyear-Jackson Acquisition expanded the Company's breadth of capabilities and assets, enhancing its status as a leading Tier 1 supplier. Specifically, management believes the most significant acquired capabilities and assets include:

  Medium and heavy truck sales: In 1996, the two platforms that contributed most to Goodyear-Jackson's sales were Ford's current medium (HN78) (to be replaced by H215) and Sterling's (Freightliner) recently launched heavy (HN80) truck platforms. The Goodyear-Jackson Acquisition strengthens the Company's position as the leading SMC parts supplier to the medium and commercial truck OEMs. It also enhances the Company's relationships with Ford and Freightliner.

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

  Compression and injection molding presses: Through the Goodyear-Jackson Acquisition, the Company acquired 16 compression molding presses (including 9 in the 1,000 ton to 3,000 ton range) and 10 injection molding presses, (including 9 in the 1,000 ton to 2,200 ton range.) These large presses are comparatively scarce and expensive as well as time-consuming to install. In acquiring these presses, the Company enhanced its ability to bid for and produce large, complex automotive and commercial truck parts.

  SMC production capability: The addition of Goodyear-Jackson's SMC production capacity has allowed the Company to continue producing all of its key raw material in-house and has permitted consolidation of SMC production with the Company's existing facilities. Further, Goodyear-Jackson's production process is capable of producing SMC up to 60 inches wide (which the Company believes is the widest in the industry). This gives the Company greater flexibility in product design and process engineering.

THE APX ACQUISITION

  In February 1997, the Company acquired the Production Molded Composites Division ("PMC") of APX International, for a total purchase price of approximately $2.4 million (the "APX Acquisition"). PMC supplies body panels to DaimlerChrysler for the Viper Roadster and Coupe using the RTM manufacturing process. As a result of the APX Acquisition, the Company improved its position as a Tier 1 supplier to DaimlerChrysler by becoming the sole supplier of a majority of Viper exterior components. In addition, the Company strengthened its RTM manufacturing capabilities which allows the Company to offer a broader variety of products and processes to its customers.

SENIOR SUBORDINATED NOTES DUE 2007

  On July 10, 1997, the Company issued (the "Offering") its Senior
Subordinated Notes due 2007, Series A (the "Series A Notes") in the principal amount of $100.0 million. On January 14, 1998, the Company completed an exchange offer (the "Exchange Offer") pursuant to which $98.0 million principal amount of Series A Notes were exchanged for the Company's Senior Subordinated Notes due 2007, Series B (the "Series B Notes," together with the Series A Notes, the "Notes"). The Notes bear interest at a rate of 10 1/4 % per annum, payable on each January 15 and July 15, commencing January 15, 1998. The Notes will mature on July 15, 2007. The Company may redeem the Notes on or after July 15, 2002.

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

  As a result of the Exchange Offer, Section 13 of the Exchange Act requires that the Company file certain reports, including this Annual Report. However, pursuant to Exchange Act Rule 15d-6, the Company filed a Form 15 with the

Securities and Exchange Commission before January 30, 1998, which suspended the Company's duty to file Section 13 reports.

  In connection with the issuance of the Notes, the Company agreed with Note purchasers to prepare and distribute the reports specified by Section 13 to Note holders and to submit those reports to the Securities and Exchange Commission for filing under the Exchange Act. While the Company intends to comply with its contractual obligations, the filing of Section 13 reports is no longer required by the Exchange Act.

CREDIT AGREEMENT

  On July 10, 1997, the Company entered into a credit agreement with Bankers Trust Company as agent ("Agent") and other institutions providing loans up to $280.0 million, consisting of: $70.0 million in aggregate principal amount of A Term Loans; $135.0 million in aggregate principal amount of B Term Loans; and $75.0 million revolving credit facility. The Company used the A Term Loans and the B Term Loans to repay term loans under a previous credit agreement. As of February 28, 1999, the Company had drawn $24.5 million of the revolving credit facility.

  The credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, assets sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, capital expenditures and other matters customarily restricted in such agreements. The covenants also require the Company to meet minimum levels of EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage, and establish a maximum leverage ratio.

  In September 1998, the Company entered into a Second Waiver and Amendment and in January 1999 the Company entered into a Third Waiver and Amendment pursuant to which certain restrictive covenants contained in the credit agreement were waived and amended. On February 23, 1999, the Company entered into a Fourth Waiver and Amendment to the credit agreement (together with the Second, Third, and Fourth Waivers and Amendments, the "Credit Agreement") with the Agent and other institutions, which is effective as of December 31, 1998 through and including March 31, 2000, whereby the aggregate outstanding principal amount of the revolving credit facility shall not at any time exceed $65 million, and shall not exceed $50 million on the last day of any month. In addition, certain restrictive covenants were waived and amended. Letters of Credit outstanding under the Credit Agreement are limited to $5.3 million.

  The amended Credit Agreement eliminated covenant requirements at December 31, 1998, and amended the covenants for periods through March 31, 2000.

BUSINESS STRATEGY

  The Company's strategy is to capitalize on its perceived competitive strengths (see "Competition") in order to enhance its leadership position in the industry through the following:

 Capitalize on increased plastic usage for exterior and structural/functional components: the Company continues to seek opportunities to increase plastic content per vehicle through the design, development and manufacture of plastic components and systems which have been historically fabricated in metal. For example, the Company generates significant revenue from several products which were not historically fabricated in plastic, such as the plastic rocker arm covers, the cross car beam and the step-assist. The Company is now actively marketing these technologies to other OEMs for use in other platforms. The Company has recently won a contract from GM for a composite pickup truck bed that weighs less and has increased durability compared to steel beds currently in use. The Company expects plastic content per vehicle for exterior and structural/functional/powertrain components to continue to increase during the next several years. Forcasted growth in structual/funtional/powertrain applications is expected to exceed 150% over a ten year period (1998-2008).

 Acquire complementary manufacturers: The Company intends to selectively pursue attractive opportunities to acquire exterior or structural/functional parts manufacturers that have the potential to increase profitability and improve its strategic position. These acquisition opportunities are available because: (i) these product segments have been historically fragmented; (ii) OEMs are focusing their supplier consolidation efforts in these areas, requiring fewer, but more competitive, suppliers; and (iii) many such suppliers are subsidiaries or divisions of significantly larger entities (as in the acquisitions of Rockwell, GenCorp RPD, Eagle-Picher and Goodyear-Jackson) which may not be inclined to devote the resources necessary to compete effectively as a Tier 1 supplier. Successful acquisitions could broaden the Company's product lines and manufacturing capabilities, improve the absorption of corporate overhead and enhance its attractiveness as a Tier 1 supplier to the OEMs. The Company's ability to effectuate such a plan is limited by, and to the extent of, the availability of seller financing or institutional financing, which is limited by and subject to the terms of the Credit Agreement.

  Penetrate new markets and access new technologies through joint ventures and licensing arrangements: The Company seeks to exploit joint ventures, strategic alliances and licensing arrangements to develop new products, materials and processing technologies that provide opportunities for growth while limiting its investment risk. The Company currently has a strategic alliance agreement with Menzolit Fibron, and a joint venture agreement with Mexican Industries, Inc. in Michigan.

EXISTING JOINT VENTURES AND LICENSING ARRANGEMENTS

  The Company has established joint ventures and alliances in the United States and in Europe to gain access to new materials, new processing technologies and to open new markets. The forming of these joint ventures provide considerable advantages to the Company over its traditional competitors.

  The Menzolit Fibron strategic alliance was established to give the Company direct access to the European automakers and provide a mechanism to establish a manufacturing presence while limiting capital spending. The Company believes that Menzolit Fibron is one of Europe's largest SMC's suppliers. The Company also has access to their material and processing technologies. This joint alliance has resulted in the job award of a bumper beam support system from Mercedes.

  In May 1998, the Company entered into a joint venture with Mexican Industries in Michigan, Inc. ("Mexican Industries") to assist domestic OEM's in meeting their minority content goals by supplying, through the joint venture, interior trim products to the OEM's and industry suppliers. The joint venture takes the form of a Michigan limited liability company with the name Mexican and Cambridge, L.L.C., doing business as Dos Manos Technologies ("Dos Manos"). In connection with the formation and operation of the joint venture, Mexican Industries built a manufacturing and assembly facility in Detroit, Michigan, which is being leased by Dos Manos. The facility commenced operations in December 1998.

CUSTOMERS

  The Company has a diverse customer base, including, among others, Ford, GM, DaimlerChrysler, Honda, Mazda, Nissan, Volkswagen, Freightliner, PACCAR, Mack Truck and Volvo Heavy Truck. The Company has close ties to the automobile manufacturing industry and has integral components in some of the industry's most popular vehicles. The Company currently has products in over 80 vehicles, including high-volume, long-lasting models sold in the United States such as the Ford Explorer, Ranger, Taurus and F-150 truck, the GM Suburban and Astro Minivan and the Honda Accord. The following chart highlights vehicles which use products produced by the Company:

         1998 VEHICLE NAMEPLATES--AND SELECTED NON-AUTOMOTIVE CUSTOMERS

     CUSTOMERS                                                  MODELS
-------------------  -------------------------------------------------------------------------------------------------------
AUTOMOBILE AND
 LIGHT TRUCK:
Auto Alliance(1).......... Mazda 626        Mazda MX6

DaimlerChrysler            CHRYSLER         DODGE              PLYMOUTH              JEEP/EAGLE
                           --------         -----              --------              ----------
 Automobiles  ............ Concorde         Intrepid                                 Vision
                                            Neon
                                            Viper Coupe
                                            Viper Convertible

 Light Trucks  ........... Town & Country   Caravan            Voyager               Cherokee
                                            Dakota                                   Grand Cherokee
                                            Ram Van                                  Wrangler
Ford                       FORD             FORD               LINCOLN               MERCURY
                           ----             ----               -------               -------
 Automobiles  ............ Crown Victoria   Mustang            Mark VIII             Grand Marquis
                           Thunderbird      Taurus             Continental
                                                               Town Car
 Light Trucks  ........... F-Series Pickup  Bronco                                   Villager
                           Econoline        Ranger
                           Windstar         Explorer
                           Aerostar Van

General Motors             CHEVROLET        BUICK              OLDSMOBILE            CADILLAC              PONTIAC     SATURN
                           ---------        -----              ----------            --------              -------     ------
 Automobiles  ............ Monte Carlo      Le Sabre           Intrigue              Seville               Firebird    Saturn SL
                           Lumina           Riviera            Cadillac              Eldorado              Bonneville  Saturn SC
                           Camaro           Regal              Cutlass               Deville               Grand Am
                           Corvette         Park Avenue        Aurora                Catera
                           Century          Alero              Fleetwood

 Light Trucks  ........... CK Pickup        Opel               Bravada                                     Trans Sport
                           Tahoe/Yukon                         Silhouette                                  Montana
                           Suburban
                           Astro/Safari
                           Blazer
                           Venture

 Honda  .................. Accord           Acura

 Nissan  ................. Quest

 Volkswagen  ............. Jetta            Golf

 CAMI(2)  ................ GEO Tracker

 Mazda  .................. Miata            MPV

 Toyota  ................. Micro Bus        Sierra Minivan

 Subaru  ................. Legacy Wagon     Legacy Sedan

 Isuzu  .................. Frontera

 Mitsubishi  ............. Eclipse          Eagle


      CUSTOMER                                MODELS
----------------------  ---------------------------------------
 COMMERCIAL TRUCKS:
                           Freightliner
                           GM
                           Ford
                           Volvo Heavy Truck
                           Mack Truck
                           PACCAR:
                           Kenworth
                           Peterbilt

INDUSTRIAL AND
 NON-AUTOMOTIVE:
 Caradon  ...............  Residential door skins

 Pease  .................  Residential door skins

 Premedoor  .............  Residential door skins

 AM General  ............  Hummer                     Humvee

John Deere  .............  Tractors                   Combines

 Kawasaki  ..............  Jet skis

 Ford New Holland  ......  Tractors

 U.S. Military  .........  Tank set

 Polaris  ...............  Jet skis

 Toyota  ................  Lift Trucks

 Mercury Marine  ........  Marine outboard
                           engines

 Xerox  .................  Toner bottles

 (1)    Ford/Mazda joint venture.
 (2)    GM/Suzuki joint venture.

 PRODUCTS

The Company's principal products include the exterior,structural/functional /powertrain interior trim and industrial parts listed below. The products manufactured by the Company are made from a variety of powertrain and thermoplastic materials. The Company's product diversity illustrated by the table below, positions the Company as a versatile source to the automotive, truck and non-automotive industries.

                                              SEGMENTS

EXTERIOR                        AUTOMOTIVE AND  LIGHT TRUCK             COMMERCIAL TRUCK            INDUSTRIAL AND NON AUTOMOTIVE
                                ---------------------------             ----------------            ----------------------------
                                Hoods and hood assemblies               Hoods and hood assemblies
                                Liftgates and doors                     Liftgates and doors
                                Roof and roof moldings                  Roof and roof moldings
                                Fenders                                 Fenders
                                Bodyside moldings/rubstrips             Fairings
                                Windshield surrounds                    Grill opening retainers
                                Deck lids                               Grill opening panels
                                Hatches                                 Storage doors
                                Spoilers
                                Grill opening retainers
                                Grill opening panels
                                End gates
                                Truck pick-up boxes

STRUCTURAL/FUNCTIONAL/POWERTRAIN

                                Headlamp carriers                       Bumper beams
                                Engine shields/covers                   Battery trays
                                Structural beams                        Plenums (firewalls)
                                Bumper beams                            Air spring pistons
                                Structural component carriers
                                Load floors
                                Fuel tank shields
                                Seat pans
                                Fluid systems linkages
                                Rocker arm covers
                                Fan shrouds
                                Radiator support beams
                                Bearing cages
                                Steering yokes
                                Battery trays
                                Gears
                                Fuel valves
                                Plenums (firewalls)

INTERIOR                        Windshield cowls
                                Cross car beam
                                Cross members
                                Steering column bezels                  Garnish molding systems
                                Glove box door and assemblies           Sleeper bunk
                                Instrument panel trim components        Door modular system
                                Liftgate trim panels                    Head Liners
                                Door trim panels                        Engine Covers
                                Rear shelf panels                      "A" Pillars
                                Consoles/overhead
                                Seat backs/bases
                                Shift knobs
                                Garnish molding systems
                                Handles/assists straps
                                Electrical carriers
                                Cargo doors
                                Sunshades
                                Knee bolsters
                                Window shades
                                Door modular system
                                Rear package tray system

                                                  SEGMENTS

                     AUTOMOTIVE AND LIGHT TRUCK              COMMERCIAL TRUCK                   INDUSTRIAL AND NON AUTOMOTIVE
                     --------------------------              ----------------                   -------------------------------
INDUSTRIAL AND
NON-AUTOMOTIVE                                                                                  Blow molded bottles
                                                                                                Forklift body panels
                                                                                                Residential door systems
                                                                                                Personal watercraft decks
                                                                                                & covers
                                                                                                Military vehicle hoods,
                                                                                                engine covers& seats
                                                                                                Tractor hoods,
                                                                                                shields/pans,
                                                                                                consoles and seats
                                                                                                Combine components
                                                                                                Lift truck hoods
                                                                                                Outboard engine cowls

MANUFACTURING PROCESSES

     The Company has a full range of equipment, including compression molding presses from 50 to 4,400 tons, injection molding presses from 28 to 2,500 tons, single and twin screw extrusion and co-extrusion machines and 7 to 90 ton blow-molding machines. These capabilities allow the various operating divisions of the Company extensive manufacturing flexibility. The Company is capable of processing both thermosets and thermoplastics. Thermosets are glass reinforced plastics that when heated and pressurized undergo a chemical change and generally provide superior impact strength, dimensional stability and heat resistance, as compared to other plastics. Thermoplastics are heated into a liquid state and then formed through injection, blow-molding, extrusion or compression processing techniques. Thermoplastics can be recycled to be used again in conjunction with virgin materials.

     The Company is a leading manufacturer of Sheet Molding Compound (SMC), a thermoset material from which large complex shaped automotive and commercial truck panels are manufactured. SMC is experiencing extensive growth for automotive and commercial truck applications. In 1998, 16 manufacturers used SMC for over 400 components on over 100 global passenger car and truck lines. The Company's Shelbyville, Indiana facility is the newest State-of-the-Art facility producing SMC parts in the industry. The use of SMC in the automotive and truck industry has increased from 147 million pounds in 1992, to 237 million pounds in 1998. Projections for the continued growth of SMC are for it to exceed 315 million pounds in the year 2003, all for applications in automotive and comercial truck industry. SMC is particularly well suited for exterior and structural/functional/powertrain components because it offers lower upfront tooling investment to customers and weight savings over steel, and allows design and styling flexibility . Management believes the Company is the leading manufacturer of SMC automotive and commercial truck products in North America.

     Through the Eagle-Picher Acquisition, the Company acquired 48 additional compression molding presses ranging up to 4,400 tons and also acquired additional SMC production capacity. Further, the Eagle-Picher Acquisition added top coat paint lines, providing a capability to top coat paint automotive components to Class A standards, which the Company did not previously have.

     The Company's automated paint systems acquired through the Eagle-Picher Acquisition have high volume capabilities. The conveyor lines have adjustable speeds and can handle parts in a variety of sizes (up to ten feet in length by five feet wide and three feet in-depth). Related systems include prime and topcoat bake ovens with high discharge rates; multi-stage power washers; and numerous waterfall spray booths connected to prime and top coat bake ovens by conveyors.

     Through the Goodyear-Jackson Acquisition, the Company acquired 16 compression molding presses ranging from 250 to 3,000 tons and 10 thermoset/thermoplastic injection molding presses ranging from 500 to 2,200 tons. The Goodyear-Jackson Acquisition also added additional SMC-making production capacity.

     Quality throughout the manufacturing process is maintained through the implementation of statistical process control ("SPC") techniques. Typical characteristics measured and controlled through SPC methods include material properties such as viscosity, gel time, sheen or gloss color and other quantifiable physical and appearance properties for exterior and interior components. Characteristics for structural/functional/powertrain parts including physical properties and dimensional stability at both the component and systems level are monitored. SPC data provide the production operator with trend information on the process, which allows for proactive measures to be implemented to assure product specifications are maintained and to minimize variation.


RAW MATERIALS AND SUPPLIERS

     The Company's primary raw materials include thermoplastic resins (ABS, Polypropylene, Nylon, ABS/PC, TPO, Nylon, HDPE, Polyster and other engineered products) and thermoset resins (acrylic and polyester). Additionally, the Company manufactures all of its own SMC. The Company's principal suppliers include Bayer, Dow Chemical, DuPont and Prime Source Polymers for thermoplastic resins. Ashland Chemical, Reichold and Alpha Owens Corning provide SMC resins and Vetrotex and PPG provide glass fibers for the SMC and bulk molding composite
("BMC") process.   GenCorp, Inc. and Sherwin Williams provide coatings and
paint. Ashland Chemical and Lord Adhesive provide adhesive products. Historically, the vast majority of the Company's raw materials have been available, and no serious shortages or delivery delays have been encountered. Certain of the Company's suppliers must be pre-qualified by the Company's customers. Management believes that its relationship with its principal
suppliers are good.   The Company has never experienced major disruptions in its flow of raw materials or finished goods. The Company works with its strategic suppliers to obtain long-term corporate contracts, shared technologies, resources and cooperative working relationships.


ENGINEERING/RESEARCH AND DEVELOPMENT

     The Company has the ability to design and engineer its products to meet its customers' specific applications and needs through its dedicated engineering and research and development staff of professionals. The Company utilizes advanced quality planning techniques by coordinating manufacturing and engineering personnel in development/launch teams that produce the most efficient, cost competitive design for the customer using advanced techniques including integrated CAD/CAM design systems. The Company has further extended its product engineering and design capabilities by supporting each division with dedicated expertise and equipment to address customer needs.


COMPETITION

     The Company operates in a highly competitive environment. As a result of the more demanding service requirements placed on suppliers by the OEMs, and the resulting rationalization of the OEM supplier base, the automotive plastic parts industry has consolidated many small entities into fewer, much larger entities. In the automotive and light truck industry, the Company's major competitors in the exterior and structural/functional/powertrain market segments include Budd, Venture Holdings Trust and Core Materials Corp. The interior business is largely consolidated around such suppliers as Magna International, Textron Automotive Division, JCI, United Technologies Automotive Division and Lear Seating. Although the exterior and structural/functional markets are still fragmented, the Company expects them to consolidate along the lines of the interior markets.

     The Company competes on the basis of cost, product quality, timely delivery, design support, customer service, product mix and new product innovation. The Company competes for new business both at the beginning of new model development and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such models to the public. Once a supplier has been designated to supply parts to a new program, an OEM will usually continue to purchase those parts from the designated supplier for the life of the program, and generally the supplier has an advantage in obtaining replacement business as the incumbent supplier.

     The Company has significantly increased its size and enhanced its strategic position. Management believes that the following are the Company's primary competitive strengths.

 Tier 1 Status and Strong Relationships with OEMs

    The Company has established a position as a leading Tier 1 supplier of plastic components and systems to Ford, General Motors, DaimlerChrysler, Toyota, Honda, Mazda, Nissan, Volkswagen, Volvo Heavy Truck, Mack Truck, Kenworth and Freightliner. Tier 1 status and strong customer relationships are important elements in achieving continued profitable growth because as OEMs narrow their supplier bases, well-regarded existing suppliers have an advantage in gaining new contracts. The evolution of OEM relationships into strategic partnerships provides a significant advantage to Tier 1 suppliers with systems integration capabilities (such as the Company) in retaining existing contracts as well as in participating during the design phase for new vehicles, which is integral to becoming a supplier to such new platforms.

 Diverse Process and Material Manufacturing Capabilities

     The Company utilizes a broad range of manufacturing processes including compression molding, injection molding, blow molding, extrusion, pultrusion, spray-up molding and RTM and is able to use a wide variety of materials including SMC, BMC, glass mat thermoplastic ("GMT"), structural foam, glass reinforced urethane, polyethylene, polypropylene, polyvinyl chloride, Azdel and resinated natural fibers. The Company has secondary finishing capabilities including painting, in-mold coating, ultrasonic and vibration welding, bonding with urethane and epoxy adhesives and top coat painting capabilities sufficient to meet OEM Class A standards. These capabilities give the Company the ability to select a cost effective combination of materials and manufacturing methods for a given component and to deliver a finished component which is ready for installation. They also allow the Company to change its manufacturing techniques as technological innovation allows in order to reduce costs and improve product performance. Many competitors are dependent on fewer manufacturing processes and are at a competitive disadvantage to the Company when changes in manufacturing specifications by the OEM, or new technologies or materials emerge that favor one raw material or manufacturing method over another. The Company believes its diverse capabilities enhance its relationship with OEMs and further solidifies its role as a Tier 1 supplier.


 Low Cost, High Quality Manufacturing Position

     The Company believes that it is one of the lowest cost Tier 1 suppliers of plastic automotive components in North America. This is largely due to the strict cost controls implemented following its acquisitions and continuous improvement programs to enhance productivity and further reduce costs. Management believes OEMs prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's cost controls are closely integrated with its high quality manufacturing operations, thereby allowing it to profitably deliver high quality, easy to install and competitively priced components on a just-in-time basis. The Company has received numerous quality and performance awards including Ford's Q1, General Motors' Targets of Excellence award, GM Supplier of the Year (1995, 1996 and
1997), DaimlerChrysler's QE designation, Honda's Quality, Plant & Delivery Award, and Mazda's Total Quality Excellence award. Quality levels are currently being standardized across OEMs through the QS 9000 program. The Company has achieved QS 9000 certification in its Lenoir, NC, Newton, NC, Centralia, IL, Lapeer, MI, Canandaigua, NY, Dearborn, MI, Grabill, IN, Woodstock, Ontario, Canada, Shelbyville, IN, Rushville, IN, Brazil and Madison Heights, MI facilities. The Company has achieved ISO 9000 certification in its Jackson, OH facility. The Company is in the process of obtaining QS 9000 certification in the remainder of its facilities. The Company has achieved Ford Q1 certification status at its Lenoir, NC, Newton, NC, Grabill, IN, Dearborn, MI, Lapeer, MI and Jackson, OH facilities.


 Strong Design and Engineering Expertise

     The Company has an engineering and research and development staff that develops new products, materials and processing technologies through computer-aided design techniques. The Company works directly with OEM designers to create innovative solutions that simplify vehicle assembly. For example, the Company redesigned the rocker arm cover for the Ford 3.0L engine by combining the gasket, attachments, tubes and plates into one lightweight unit that can be more easily installed by the OEM. This part weighs 2 pounds (or 48%) less than a comparable steel rocker arm cover. Subsequently, this rocker arm cover has been successfully rolled out to Ford's 4.6L engine and a similar design was used for the 7.3L diesel engine cover. The Company also designed, engineered and now produces the cross car beam, a structural component for the Ford Ranger/Explorer platform on which all of the instrument panel components are mounted. This cross car beam eliminates approximately 20 separate metal and plastic parts, weighs less and reduces noise and vibration by approximately 33% compared to the steel structure it replaced. In 1997, the Company won a contract to supply the step-assist on GM's GMT800 sport utility vehicle. The Company's step-assist allowed design flexibility not possible with steel, and is 20% lighter than a functionally similar steel step-assist. The Company recently won a program on GM's H-car for a front-end system (headlamp carrier) that, in comparison to traditional methods, consolidated five separate parts into one, and reduced the weight of the system by 40%. The Company is recognized as a leading designer of components for the commercial truck industry as evidenced by completion of total design responsibility and finite element validation for the Freightliner Century Program, Mack Vision 2000 Program and the Ford H-215 program.

EMPLOYEES

     As of February 28, 1999, the Company had approximately 4,729 employees, of whom 1,989 are union members; approximately 3,957 employees are hourly and approximately 772 are salaried. The Company is a party to collective bargaining agreements with respect to hourly employees at its Centralia, Lapeer, Woodstock, Dearborn, Jackson and Rio Clara facilities. The agreement with the UAW at the Centralia facility expires on October 1, 2003. The agreement with the UAW at the Dearborn facility expires on September 30, 1999, and the agreement with the UAW at the Lapeer facility expires February 1, 2000. Each of the Company's agreements with the UAW contains a no strike clause. The agreement with the Canadian Automobile Workers Union at the Woodstock facility expires on March 22, 2000. The collective bargaining agreements with the United Steel Workers of America at Jackson expire on April 15, 2000. The industry wide agreement at Rio Clara is negotiated each year with the current agreement expiring on November 30, 1999. There do not appear to be any significant issues which would prevent an adoption of a mutually acceptable agreement in November 1999. In December 1998, in part to resolve continuing litigation with APX (prior owner) concerning UAW representation at the Stephenson Highway location, the Company recognized the UAW as the bargaining representative of the production and maintenance employees. The collective bargaining process is scheduled at this facility to begin in February 1999. Preliminary discussions indicate no major potential obstacles to reaching an acceptable agreement.

     Management believes its relationship with its employees is generally good. In fact, the Company has received UAW and Steelworker support for its lean manufacturing/continuous improvement process. The Company has not experienced significant work interruptions resulting from serious labor disputes with its employees.

PATENTS

  The Company owns various patents which aid in maintaining its competitive position. These patents expire over the next ten years. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

ENVIRONMENTAL MATTERS

  Like similar companies, the Company's operations and properties are subject to extensive federal, state, local and foreign regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Inherent in manufacturing operations and the Company's real estate ownership and occupance activities is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with certainty. The Company has incurred and will continue to incur costs associated with Environmental Laws in its business. As is the case with manufacturers in general, if a release of hazardous materials occurs on the Company's properties or at any off-site disposal location utilized by the Company or its predecessors, the Company may be held strictly, jointly and severally liable for response costs and natural resource damages under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar state and foreign laws (collectively, "Superfund"). While the Company devotes resources to ensuring that its operations are conducted in a manner which reduces such risks, the amount of such liability could be material.

  The soil and groundwater at the Company's Brickyard Road facility, located in Canandaigua, New York, contain hazardous materials in excess of applicable state cleanup standards. The Company currently estimates that the total cost to be incurred at this facility as a result of environmental conditions could range up to $0.1 million.

  The soil and groundwater at the Company's 111 North Street facility, located in Canandaigua, New York, contain hazardous materials in excess of applicable state cleanup standards. The Company is currently remediating the facility pursuant to a consent order entered into with the State of New York. The Company has spent approximately $0.3 million to date and currently estimates that remediation costs over the next four or five years should not exceed an additional $0.3 million.

  Each of these preliminary cost estimates is based upon currently available information. The actual cost of further investigation or remediation could differ materially from these projections.

  Under the terms of the Company's acquisition of Rockwell Plastics, Rockwell has indemnified the Company for past environmental liabilities (the "Rockwell Environmental Indemnity"), subject to a maximum aggregate contribution by the Company of $0.6 million and to the survival period of Rockwell's environmental representations and warranties, which expire July 2004. Since the time of the Rockwell Plastics acquisition, Rockwell, pursuant to the Rockwell Environmental Indemnity, has performed additional investigation and analyses of the facilities acquired in that acquisition. These assessments verified some of the Company's findings but disagreed with others. Rockwell has subsequently remediated certain areas of the facilities. Rockwell and the Company are currently discussing the remaining unremediated areas. Notwithstanding the Rockwell Environmental Indemnity, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Rockwell. If Rockwell fails to honor its obligations under the Rockwell Environmental Indemnity, the Company would be required to bear the cost of bringing the former Rockwell facilities into substantial compliance in which event the Company's total exposure could be material. However, the Company has no reason to believe that Rockwell will not honor its remediation commitments.

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

  With respect to the facilities acquired in the Eagle-Picher Acquisition, the Company identified a number of permitting, contamination, off-site liability, recordkeeping, reporting and hazardous waste regulation non-compliance issues. The Company intends to bring the Eagle-Picher facilities into substantial compliance with applicable Environmental Laws as soon as possible. Under the terms of the transaction, the Company did not assume any liabilities arising from off-site disposal of waste materials under Superfund, and the Company is completely indemnified for this potential Superfund liability by Eagle-Picher. In addition, the Company is indemnified by Eagle-Picher against any fines or penalties arising out of any pre-existing violations of Environmental Laws. Subject to a maximum indemnification limit of $3.25 million, the Company is also indemnified for any unidentified on-site contamination at, on, under or about the former Eagle-Picher facilities and unidentified non-compliance issues, provided the Company asserts an indemnification claim within four years of the Eagle-Picher Acquisition. Finally, and in addition to its indemnity obligations, Eagle-Picher covenanted to remediate contamination identified at the time of the acquisition as presently in place or which may be required to be remediated pursuant to certain revised clean-up standards changed prior to 2003, (subject to certain financial limitations in the event of change in clean-up standards) at the former Eagle-Picher facilities pursuant to and in accordance with applicable state industrial standards. Notwithstanding these Eagle-Picher covenants and indemnification obligations, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Eagle-Picher. If Eagle-Picher fails to honor those indemnities or covenants provided to the Company, the Company's total exposure for environmental matters arising from the Eagle-Picher Acquisition could be material. However the Company has no reason to believe that Eagle-Picher will not honor the covenants or indemnities provided to the Company under the Eagle-Picher Acquisition.

  With respect to the facility acquired in the Goodyear-Jackson Acquisition, the Company identified a number of contamination, off-site liability, recordkeeping, hazardous waste regulation, underground storage tank, wastewater discharge and permitting non-compliance issues. The Company intends to bring the Goodyear-Jackson facility into substantial compliance with Environmental Laws as soon as possible. Under the terms of the acquisition, the Company is indemnified for the costs associated with rectifying identified violations of Environmental Laws. The Company did not assume any liabilities arising from off-site disposal of waste materials under Superfund, and the Company is fully indemnified for any potential Superfund liability by Goodyear. In addition, the Company is indemnified by Goodyear, subject to a maximum indemnification limit of $2.5 million and after bearing the first $0.3 million of claims and a cost-sharing formula thereafter, against any unidentified pre-existing compliance issues under Environmental Laws and any unidentified on-site contamination at, on, under or about the former Goodyear-Jackson facility, provided the Company asserts an indemnification claim within three years of the Goodyear-Jackson Acquisition. In addition to its indemnity obligations, Goodyear covenanted to remediate identified contamination in excess of applicable regulatory limits and to make reasonable efforts to obtain a covenant not to sue under applicable state laws. Before remediating, Goodyear agreed to reimburse the Company, up to a maximum of $1.0 million, to investigate and repair the causes or sources of the identified contamination. Notwithstanding these Goodyear covenants and indemnification obligations, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Goodyear. If Goodyear refuses to honor the indemnities or covenants provided to the Company, the Company's total exposure for environmental matters arising from the Goodyear-Jackson Acquisition could be material. However, the Company has no reason to believe that Goodyear will not honor the covenants or indemnities provided to the Company in connection with the Goodyear-Jackson Acquisition.

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

  Based upon the Company's experience to date, as well as the existence of certain remediation and indemnification agreements obtained in connection with those acquisitions described above, the Company believes that the future cost of compliance with existing Environmental Laws (with the possible exception of the cost of CAA compliance described above) and liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations or financial position. However, future events, such as new information, more vigorous enforcement policies of regulatory agencies, stricter or different interpretations of existing Environmental Laws, changes in existing Environmental Laws or their interpretation, or the failure of indemnitors to fulfill their contractual obligations, may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

  The Company's accounting policy is to accrue for environmental claims which it considers probable and reasonably estimable and to disclose a range of reasonably possible claims. See Note 1 to the Company's consolidated financial statements contained in Item 8 of this Annual Report.

                               ITEM 2--PROPERTIES

  The Company's executive offices are located in approximately 24,000 square feet of owned space at 555 Horace Brown Drive, Madison Heights, Michigan. The Company has 22 operating facilities with a total of approximately 2.6 million square feet of space. Molding operations are located at all of its operating facilities other than Rushville, Indiana, which is an assembly and warehouse facility. The Company believes that substantially all of its property and equipment are in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs through the 1999 model year. The following sets forth certain information concerning the Company's operating facilities:

                                                   Square
LOCATION                                          Footage         OWNED/LEASED           OPERATING SEGMENT
----------------------------------------------   --------         ------------           ------------------
     Centralia, IL  .......................          473,000         Owned             Commercial Truck
     Shelbyville, IN  .....................          366,000         Owned             Automotive and Light Truck
     Canandaigua, NY (3 facilities)  ......          280,000         Owned             Automotive and Light Truck
     Lapeer, MI  ..........................          230,000         Owned             Automotive and Light Truck
     Grabill, IN  .........................          225,000         Owned             Automotive and Light Truck
     Jackson, OH  .........................          220,400     Owned/Leased          Commercial Truck
     Lenoir, NC (3 facilities)  ...........          160,000     Owned/Leased          Automotive and Light Truck
     Ashley, IN  ..........................          130,000         Owned             Industrial and Non-Automotive
                                                                                       Products
     Rushville, IN  .......................           97,400        Leased             Commerical Truck
     Madison Heights,MI....................           90,000        Leased             Automotive and Light Truck
     Dearborn, MI (3 facilities)  .........           87,000         Owned             Automotive and Light Truck
     Auburn, WA (2 facilities)  ...........           85,000        Leased             Commercial Truck
     Rio Clara, Brazil  ...................           79,000        Leased             Industrial and Non-Automotive
                                                                                       Products
     Newton, NC  ..........................           54,000         Owned             Automotive and Light Truck
     Woodstock, Ontario, Canada  ..........           50,000        Leased             Automotive and Light Truck
                                                   ---------
         Total  ...........................        2,626,800
                                                   =========

  The Company also owns property and improvements in (i) Vassar, Michigan, which is currently leased (with an option to purchase) to a third party (this property was sold in February 1999), (ii) Pittsford Township, New York, which is currently unoccupied, and (iii) Huntington, Indiana, which is currently unoccupied.

  In addition, a 100,000 square foot facility is leased by Dos Manos Technologies, a joint venture between the Company and Mexican Industries in Michigan, Inc., in which the Company owns a 48% interest.


                           ITEM 3--LEGAL PROCEEDINGS

  From time to time the Company is engaged in routine litigation arising in the ordinary course of business; however, the Company is not party to any lawsuit or proceeding which, individually or in the aggregate, in the opinion of management, is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

  On September 15, 1997, Therma-Tru Corporation filed an action against the Company and Pease Industries, Inc. alleging patent infringement under 35 U.S.C.
(S) 271 and related claims, based upon substantially the same facts as in the Caradon case. Therma-Tru seeks an injunction against Cambridge and money damages of an unspecified amount. Discovery commenced December 31, 1997. A hearing to determine the property described in and protected by the patent was held in the summer of 1998. The court has defined the patent in terms which management believes are favorable to the Company. Therma-Tru filed a motion requesting summary disposition of certain issues material to determining the property rights protected by the patent. The Company anticipates that the hearing on Therma-Tru's motion will occur sometime in late 1999.

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


                                    PART II

               ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's or Holdings' common stock.

The number of holders of each class of common equity of Holdings' is as follows:


  Class A Common:    17
  Class L Common:    18
  Class P Common:     1
  Preference:         1


  There were no cash dividends paid during the two most recent fiscal years. The Credit Agreement imposes certain restrictions on the payment of dividends, and the indenture governing the Notes prohibits the declaration of dividends. The Company has no intention to pay cash dividends in the foreseeable future.

  Ten key employees hold an aggregate of 2,363.64 shares of Holdings' Class A Common Stock and 590.93 shares of Holdings' Class L Common Stock, purchased as of December 31, 1997, payable pursuant to promissory notes with an aggregate original principal amount of approximately $0.8 million. As and when such notes are paid, the proceeds from the notes are used for general working capital purposes. To date, an aggregate of $0.2 million has been paid on such notes .



                         ITEM 6--SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Financial Statements included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated balance sheet and statement of operations data presented below, as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The selected balance sheet data and the selected statement of operations data as of December 31, 1996, 1995 and 1994 as of and for the years ended December 31, 1995 and 1994, were derived from audited financial statements, not presented herein.

                                                                             Years Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                       1994(1)         1995         1996(2)         1997(3)         1998(4)
                                                    -------------  ------------  --------------  --------------  --------------
RESULTS OF OPERATIONS DATA:
Sales..........................................       $190,944        $297,746      $346,026        $426,094        $487,184
Cost of sales..................................        159,455         253,893       294,742         367,037         432,720
                                                      --------        --------      --------        --------        --------
Gross profit...................................         31,489          43,853        51,284          59,057          54,464
Selling, general and administrative expenses...         15,312          17,678        26,240          31,742          40,776
                                                      --------        --------      --------        --------        --------
Income from operations.........................         16,177          26,175        25,044          27,315          13,688
Interest expense...............................          6,161          12,388        23,190          28,036          31,974
Other (income) expense.........................           (657)           (746)          180             (56)           (555)
                                                      --------        --------      --------        --------        --------
Income (loss) before income taxes..............         10,673          14,533         1,674            (665)        (17,731)
Income tax expense (benefit)(5)................         (1,450)          5,410           565            (238)            625
                                                      --------        --------      --------        --------        --------
Income (loss) before extraordinary item........         12,123           9,123         1,109            (427)        (18,356)
Extraordinary item(6)..........................              -           4,426             -           9,788               -
                                                      --------        --------      --------        --------        --------
Net income (loss)..............................       $ 12,123        $  4,697      $  1,109        $(10,215)       $(18,356)
                                                      ========        ========      ========        ========        ========
OTHER DATA:
Depreciation and amortization..................       $  8,952        $ 16,715      $ 21,319        $ 24,082        $ 28,032
Capital expenditures...........................          3,972          10,646         9,630          17,509          21,940

                                                                            Years Ended December 31,
                                                      ---------------------------------------------------------------------
                                                       1994(1)          1995         1996(2)          1997          1998
                                                      --------        --------      --------        --------      --------
BALANCE SHEET DATA (AT PERIOD END):
Working capital................................       $ 24,887        $ 25,544      $ 37,529        $ 48,377      $ 26,678
Total assets...................................        189,317         175,115       262,230         369,484       363,822
Property, plant & equipment....................         99,403         109,864       177,556         263,102       283,242
Accumulated depreciation.......................        (11,651)        (25,006)      (44,232)        (66,452)      (89,904)
Long-term debt, less current portion...........        124,500         177,133       224,112         314,789       315,029

Total stockholder's deficit....................        (14,753)        (63,839)      (62,141)        (72,494)      (90,822)

(1) In August 1994, the Company acquired Rockwell Plastics, and such transaction was accounted for as a purchase. The operating results of Rockwell Plastics are included in the Company's consolidated operating results from August 1, 1994. Also, effective August 1, 1994, the stockholders of Wolf and Voplex formed the Company and contributed shares of such businesses or merged such businesses into the Company. This transaction constituted a combining of interests under common control and was accounted for in a manner similar to a pooling of interests and prior year separate company financial statements were consolidated.
(2) In March 1996, the Company acquired GenCorp RPD for a purchase price of $32 million. The operating results of GenCorp RPD are included in the consolidated operating results from March 1, 1996.
(3) In February 1997, the Company acquired APX for a purchase price of $2.4 million. The operating results of APX are included in the Company's consolidating operating results from February 1, 1997. In July 1997, the Company completed the Goodyear-Jackson Acquisition and the Eagle-Picher Acquisition. The results of acquired Eagle-Picher and Goodyear-Jackson operations are included in the Company's consolidated operating results from July 1, 1997.
(4) In January 1998, the Company acquired Livingston for a purchase price of $2.15 million plus the assumption of certain debt instruments. The operating results of Livingston are included in the Company's consolidated operating results from January 1, 1998.
(5) In August 1994, the Company changed its tax status from Subchapter S to Subchapter C; prior to 1994, the Company's earnings were included in the taxable income of the Company's stockholders. If the Company had operated as a Subchapter C corporation during 1994, the pro forma income tax provision would be approximately $4.1 million.
(6) As part of the refinancing which occurred in 1995, a prepayment premium of $3.7 million was incurred, and approximately $3.4 million in deferred financing costs were charged against operations, net of certain tax benefits of $2.7 million. The extraordinary item for 1997 reflects the write-off of existing financing costs, remaining original issue discount and expense on early extinguishment of debt, net of tax, in connection with the Offering and borrowings under the Credit Agreement, and application of the proceeds thereof.

           ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   The Company is a leading designer, developer, and manufacturer of plastic components and systems to original equipment manufacturers ("OEM's") of passenger cars, light trucks, and heavy (commercial) trucks. The Company also operates to a lesser extent, in the industrial and non-automotive components industry. As such, the Company's businesses are organized, managed, and internally reported as three segments. The segments, which are based on differences in customers and products, technologies and services, are Automotive and Light Truck, Commercial Truck, and Industrial and Non-Automotive. The Automotive and Light Truck Segment produces molded engineered plastic components for automotive original equipment manufacturers. This segment primarily supplies components for automotive interiors, exteriors, and structural support and power train systems. The Commercial Truck Segment produces molded-engineered plastics for the commercial transportation industry. The segment primarily supplies external body panel components for Class 4 through Class 8 commercial trucks. The Industrial and Non-Automotive Segment produces various plastic components for the agricultural, appliance, commercial construction, and recreational transportation industries. The Company's segment operating results are discussed in the Segment Review and Note 17 of Notes to Consolidated Financial Statements.

   Net loss of the Company was $18.4 million and $10.2 million in fiscal 1998 and 1997, respectively. Results in fiscal 1997 included an extraordinary loss of $9.8 million, net of tax, for the write-off of existing deferred financing costs, remaining original issue discount and expense upon the early extinguishment of debt.

   The Company's Financial Statements and Notes to Consolidated Financial Statements on pages F-3 through F-34 should be read as an integral part of this discussion and analysis.

RESULTS OF OPERATIONS

                                                         Years ended December 31,
                                                 ----------------------------------------
                                                     1996          1997          1998
                                                 ------------  ------------  ------------
                                                  % OF SALES    % OF SALES    % OF SALES
                                                 ------------  ------------  ------------
Sales.........................................      100.0%        100.0%        100.0%
Gross profit..................................       14.8          13.9          11.2
Selling, general and administrative expenses..        7.6           7.4           8.4
Income (loss) before extraordinary item.......        0.3          (0.1)         (3.8)
Extraordinary item............................         --           2.3            --
Net income (loss).............................        0.3          (2.4)         (3.8)

SALES REVENUE - 1998 VERSUS 1997

Sales increased by $61.1 million, or 14.3% to $487.2 million in 1998, compared to $426.1 million in 1997. The increase in sales was primarily the result of the acquisitions of Goodyear-Jackson and Eagle-Picher in July 1997, Owens-Corning Brazil in September 1997 and Livingston in January 1998 (collectively the "Acquisitions"). The Acquisitions added incremental sales in 1998 of approximately $82.1 million. Sales at the Company's existing operations decreased $21.0 million, or 5.9%, due in part to the adverse impact of the General Motors work stoppages in the United States, Canada, and Mexico, and changes in product mix.

OPERATING PERFORMANCE - 1998 VERSUS 1997

Gross profit decreased by $4.6 million or 7.8%, to $54.5 million for 1998, compared to $59.1 million for 1997. The decrease was due in part to the Acquisitions whose gross profit decreased $1.4 million, or 14.9%, to $8.2 million, compared to $9.6 million for 1997. Gross profit at the Company's existing facilities decreased $3.2 million or 6.4%, to $46.3 million compared to $49.5 million for 1997. Gross margin decreased from 13.9% in 1997 to 11.2% in 1998. The decline in gross margin resulted primarily from the following: the adverse impact of the General Motors work stoppages in the United States, Canada and

Mexico, costs associated with realignment of products among the Company's divisions, costs associated with plant consolidations and certain changes in the Company's product mix.

  Selling, general and administrative expenses ("SG&A") increased 28.5% to $40.8 million, or 8.4% of sales for 1998, compared to $31.7 million, or 7.4% of sales for 1997. The increase in SG&A of $9.0 million reflects the full year impact of the Acquisitions, which added incremental SG&A costs of $3.6 million. The remaining increase in SG&A expenses is primarily due to the continuing investment in program management necessary to manage newly awarded programs.

  The Company recorded a net loss of $18.4 million in 1998, compared to a net loss, before extraordinary item, of $0.4 million in 1997. This decrease was the result of the items mentioned above, an increase in interest expense of $3.9 million and the recognition of a $5.5 million valuation allowance due to the uncertainty of realizing certain deferred income tax assets. The increase in interest expense for 1998 was primarily attributable to higher borrowings on revolving debt and a full year of expense on debt outstanding related to the Goodyear-Jackson, Eagle-Picher, APX, Owens-Corning Brazil, and Livingston acquisitions.

SALES REVENUE - 1997 VERSUS 1996

  Sales increased by $80.1 million, or 23.1% to $426.1 million in 1997, compared to $346.0 million in 1996. The increase in sales was primarily the result of the 1997 acquisitions of APX in February, Goodyear-Jackson and Eagle-Picher in July and Owens-Corning Brazil in September 1997. These acquisitions added sales of approximately $84.3 million in aggregate in 1997. Sales at the Company's existing operations decreased $4.2 million, resulting from changes in product mix and volume fluctuations.

OPERATING PERFORMANCE - 1997 VERSUS 1996

  Gross profit increased by $7.8 million or 15.2%, to $59.1 million for 1997, compared to $51.3 million for 1996. The increase was primarily the result of the acquisitions of APX, Goodyear-Jackson, Eagle-Picher, and Owens-Corning Brazil in 1997, which added aggregate gross profit of $12.7 million. Gross margin decreased from 14.8% in 1996 to 13.9% in 1997. The decline in gross margin resulted primarily from launch costs incurred on programs launched beginning in the fourth quarter of 1996 (C-5 Corvette, Jeep and Volvo), along with costs associated with realignment of products among the Company's divisions and certain changes in the Company's product mix.

  Selling, general and administrative expenses ("SG&A") of $31.7 million decreased to 7.4% of sales for 1997, compared to $26.2 million or 7.6% of sales for 1996. The increase in SG&A of $5.5 million reflects the addition of APX, Goodyear-Jackson, Eagle-Picher and OC-Brazil, which added SG&A costs of $2.2 million. The decrease in SG&A expenses as a percentage of sales reflects the spreading of overhead costs over the Company's expanding sales base.

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

  The Company recorded a net loss, before extraordinary item, of $0.4 million in 1997, compared to net income of $1.1 million in 1996. This decrease was the result of the items mentioned above and an increase in interest expense of $4.8 million to $28.0 million in 1997, compared to $23.2 million for 1996. The increase in interest expense for 1997 was primarily attributable to the increase in debt outstanding related to the Goodyear-Jackson, Eagle-Picher, APX, and the Owens-Corning Brazil acquisitions.

                         BUSINESS SEGMENT INFORMATION

                                                  Commercial                     Corporate and
                                                  ----------                     -------------
                    Year         Automotive         Truck         Industrial      Unallocated     Total Company
                    ----        -----------         -----         ----------      -----------     -------------
Net Sales           1998          $252,398        $203,068         $31,718                           $487,184
                    1997           248,438         163,647          14,009                            426,094
                    1996           219,414         126,612               -                            346,026

Operating Income    1998            19,517           9,688            (325)    *  $ (15,192)           13,688
                    1997            30,251          12,826           1,478     *    (17,240)           27,315
                    1996            25,306          11,385                     *    (11,647)           25,044

EBITDA**            1998            33,358          21,936           1,015          (14,034)           42,275
                    1997            42,543          23,426           1,832          (16,348)           51,453
                    1996            37,056          20,922                          (11,795)           46,183

*Operating income includes unallocated corporate overhead expenses.
** Earnings before interest, income taxes, depreciation, and amortization expense.

1998 COMPARED TO 1997

  AUTOMOTIVE AND LIGHT TRUCK revenues increased $4.0 million, or 1.6%, to $252.4 million, compared to $248.4 in 1997. The increase was due in part due to the acquisition of Eagle-Picher in July 1997, which added one plant to the automotive segment and incremental sales in 1998 of approximately $37.0 million including higher volumes related to the Dodge Ram and Voyager, GMT600, and Chrysler Neon. Sales at the Company's existing operations decreased $33.1 million, due in part to the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico and changes in product mix: the build out of such programs as Mazda and Honda Accord bumpers and Ford Aerostar liftgates, partially offset by full year volumes of GMX 130, and Cadillac S5S, which were launched in late 1997, and lower volumes on the Dodge Viper and Jeep Grand Cherokee, Volkswagen Golf, and Ford Taurus/Sable wagon load floors. These decreases were offset, in part, by increases in volumes on GM (strike adjusted) C-5 Corvette and GMX 170, Ford Ranger and Mustang, as well as higher engine cover volumes.

  Operating income decreased $10.7 million, or 35.5%, to $19.5 million (7.7% of sales), compared to $30.3 million (12.2% of sales) in 1997. Operating income for the automotive acquisition above decreased as a percent of sales from 6.7% in 1997 to 4.8% in 1998. Operating income at the Company's existing operations decreased as a percent of sales from 12.6% in 1997 to 8.5% in 1998. The decline in operating income resulted primarily from the following: the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico, costs associated with realignment of products among the Company's divisions, increases in allocated corporate expenses relating to sales and program management, and certain changes in the Company's product mix. The mix change includes the build out of higher margin programs such as Mazda and Honda bumpers and Ford Aerostar liftgates, which balanced out in 1997, lower volumes on higher margin programs such as the Taurus/Sable wagon load floors, DaimlerChrysler Jeep louver, Dodge Viper, Volkswagen Golf, as well as the higher volumes on low margin programs such as the GMX 130 and 170, GMT 600, and Cadillac S5S, all of which negatively impacted operating income. Higher volumes on such programs as GM Corvette C-5, Ford Ranger and Mustang, Dodge Voyager (launched in 1998), and Chrysler Neon, partially offset the negative impact on operating income.

  EBITDA decreased $9.2 million, or 21.6%, to $33.4 million, compared to $42.6 million in 1997. The primary reasons for the decrease have been discussed in the preceding paragraphs.

  COMMERCIAL TRUCK revenues increased $39.4 million, or 24.1%, to $203.1 million in 1998, compared to $163.6 million in 1997. The increase in sales was primarily the result of the acquisitions of Goodyear-Jackson and Eagle-Picher in July 1997, which added two plants to the Commercial Truck segment, and Livingston in January 1998. These acquisitions added incremental sales in 1998 of approximately $27.3 million. Sales at the Company's existing facilities increased $12.1 million due to higher volumes for Kenworth, Freightliner, Volvo, and service parts.

     Operating income decreased $3.1 million, or 24.5%, to $9.7 million (4.8% of sales), compared to $12.8 million (7.8% of sales) in 1997. Operating income for the acquisitions above decreased as a percent of sales from 18.1% in 1997 to 3.1% in 1998. This decrease was due in part to the impact of plant consolidations, unrealized plant synergies after the Livingston acquisition, and low volumes due to a delayed launch of the Ford H215 program. Operating income at the Company's existing operations, before allocation of corporate expenses, increased as a percent of sales from 6.5% in 1997 to 8.2% in 1998. Allocated expenses increased $1.1 million due to investments in sales support and program management.

     EBITDA decreased $1.5 million, or 6.4%, to $21.9 million, compared to $23.4 million in 1997. The significant factors attributable to the decrease have been discussed in the preceding paragraphs.

     INDUSTRIAL AND NON-AUTOMOTIVE revenues increased $17.7 million, or 126.4%, to $31.7 million, compared to $14.0 million in 1997. The increase in sales was primarily the result the of the acquisitions of Eagle-Picher in July 1997, which added one plant to the Industrial segment, and Owens-Corning Brazil in September 1997. These acquisitions added incremental sales of approximately $17.7 million.

     Operating income decreased $1.8 million to a loss of $0.3 million, compared to income of $1.5 million in 1997. The decrease was due in part to reduced volumes and launch delays of many of Brazilian products, and increases in allocated expenses related to sales support and program management.

     EBITDA decreased $0.8 million, or 45.0%, to $1.0 million, compared to $1.8 million in 1997. The primary reasons for the decrease have been discussed in the preceding paragraphs.

1997 COMPARED TO 1996

     AUTOMOTIVE revenues increased $ 29.0 million, or 13.2%, to $248.4 million, compared to $219.4 in 1996. The increase was due in part to the acquisitions of APX in February and Eagle-Picher in July 1997, which added two plants to the automotive segment. These acquisitions added incremental sales in 1997 of approximately $30.8 million. Sales at the Company's existing operations decreased $1.8 million, due in part to changes in product mix; including the build out of such programs as GM U-Van and C-4 Corvette (build out in 1996), Mazda and Honda Accord bumpers, and Ford Aerostar liftgates (build out in 1997), partially offset by full year volumes of C-5 Corvette and Jeep Wrangler, which were launched in late 1996, and the GMX 170 and 130, launched in 1997. Lower volumes on GM Suburban, M-Van and F-Car, Ford Taurus/Sable wagon load floors and Aerostar, were offset in part by increases in volumes on GM W-Car, Blazer/Bravada, Ford Mustang, and Volkswagen.

     Operating income increased $4.9 million, or 19.5%, to $30.3 million (12.2% of sales), compared to $25.3 million (11.5% of sales) in 1996. The automotive acquisitions above added operating income of $4.7 million (15.4% of sales). Operating income at the Company's existing operations increased as a percent of sales from 11.5% in 1996 to 11.7% in 1997. The change in operating income resulted primarily from certain changes in the segment's product mix, including the build out of high margin programs such as GM U-Van and C-4 Corvette (build out in 1996), Mazda and Honda Accord bumpers, and Ford Aerostar liftgates (build out in 1997). Lower volumes on the Taurus/Sable wagon load floors, the F-Car, M-Van, Suburban, along with costs associated with realignment of products among the Company's divisions and increases in allocated corporate expenses relating to sales and program management negatively impacted operating income. Higher volumes on such programs as GM Corvette C-5, Jeep Wrangler, Blazer/Bravada, W-Car, Ford Mustang, and operational improvements at various facilities, offset the negative impact of the items above.

     EBITDA increased $5.5 million, or 14.8%, to $42.6 million, compared to $37.1 million in 1996. The significant factors that explain the increase have been discussed in the preceding paragraphs.

     COMMERCIAL TRUCK revenues increased $37.0 million, or 29.3%, to $163.6 million in 1997, compared to $126.6 million in 1996. The increase in sales was primarily the result of the acquisitions of Goodyear-Jackson and Eagle-Picher in July 1997, which added two plants to the Commercial Truck segment. These acquisitions added incremental sales in 1997 of approximately $39.5 million. Sales at the Company's existing facilities decreased $2.5 million due to the build out of the Ford L Series truck, offset in part by the increased volumes for Kenworth, Freightliner, Volvo, and service parts.

     Operating income increased $1.4 million, or 12.7%, to $12.8 million (7.8% of sales), compared to $11.4 million (9.0% of sales) in 1996. The Commercial Truck acquisitions above added operating income of $7.2 million (18.2% of sales), while operating income decreased $3.1 million, or 24.5%, to $9.7 million (4.8% of sales), compared to $12.8 million (7.8% of sales) in 1997. Operating income for the acquisitions above decreased as a percent of sales from 18.1% in 1997 to 3.1% in 1998. This decrease was due in part to the impact of plant consolidations, unrealized plant synergies after the Livingston acquisition, and low volumes due to a delayed launch of the Ford H215 program. Operating income at the Company's existing operations, before allocation of corporate expenses, increased as a percent of sales from 6.5% in 1997 to 8.2% in 1998. Allocated expenses increased $1.1 million due to investments in sales support and program management.

  EBITDA increased $2.5 million, or 12.0%, to $23.4 million, compared to $20.9 million in 1996. The primary reasons that support the increase have been discussed in the preceding paragraphs.

  INDUSTRIAL AND NON-AUTOMOTIVE revenues increased $14.0 million due to the acquisitions of Eagle-Picher in July 1997, which added one plant to the Industrial segment, and Owens-Corning Brazil in September 1997.

  As a result of the acquisitions above, operating income increased $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash needs historically have been for operating expenses, working capital and capital expenditures. Acquisitions have been financed through debt facilities collateralized by the Company's assets and cash flows. Management expects future cash will be required for capital expenditures and to fund working capital as the Company continues to expand its operations. Management expects capital expenditures to be approximately $25.4 million in 1999.

  Upon consummation of the Offering, the Company's previous credit agreement was replaced by a new credit agreement, pursuant to which the Company may borrow up to $280.0 million. The credit agreement consists of $205.0 million in aggregate principal amount of term loans and a $75.0 million revolving credit facility available for working capital and general corporate purposes. The A Term Loans and B Term Loans of the credit agreement mature on the fifth and eighth anniversary of the initial borrowing, respectively, and will require annual principal payments (payable in quarterly installments) totaling approximately $13.9 million in 1999, $16.4 million in 2000, $21.4 million in 2001, $34.0 million in 2002, $35.0 million in 2003, $40.0 million in 2004 and $37.1 million in 2005. The revolving credit portion of the credit agreement matures on the fifth anniversary of the initial borrowing. The interest rate under the credit agreement is based on the Eurodollar rate plus the applicable Eurodollar margin.

  In September 1998, the Company entered into a Second Waiver and Amendment and in January 1999 the Company entered into a Third Waiver and Amendment pursuant to which certain restrictive covenants contained in the credit agreement were waived and amended. On February 23, 1999, the Company entered into a Fourth Waiver and Amendment to the credit agreement (together with the Second, Third, and Fourth Waivers and Amendments, the "Credit Agreement") with the Agent and other institutions, which is effective as of December 31, 1998 through and including March 31, 2000, whereby the aggregate outstanding principal amount of the revolving credit facility shall not at any time exceed $65 million, and shall not exceed $50 million on the last day of any month. In addition, certain restrictive covenants were waived and amended. Letters of Credit outstanding under the Credit Agreement are limited to $5.3 million.

  The amended Credit Agreement eliminated covenant requirements at December 31, 1998, and amended the covenants for periods through March 31, 2000.

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

  Net cash provided by operating activities for 1998 was $19.6 million, comprising net loss of $18.4 million with non-cash items such as depreciation and amortization of $28.0 million, a charge of $2.8 million to income for postretirement benefits and a deferred income tax benefit of $2.9 million. Changes in working capital components generated $10.0 million, primarily as a result of timing of collections on trade accounts receivable, and the payment of trade payables and accrued liabilities.

  The Company repaid $9.1 million of long-term debt obligations in fiscal 1998 under the Company's Credit Agreement.

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

  Net cash used in operating activities was $4.2 million for 1996 resulting from net income of $1.1 million, offset by non-cash expense of $24.5 million and a negative change in working capital of $29.8 million. The negative cash flow from working capital is the result of timing of collections on customer tooling and other trade receivables, and timing of cash disbursements.

  The Company had capital expenditures of approximately $21.9 million in 1998, in comparison to approximately $17.5 million in 1997. Expenditures in 1998 relate primarily to the GM step assist, Ford 4.6L Cam Cover, Volvo L-5 program, Ford PN96, Kenworth T603/T2000, Ford Ranger, Sterling H80, Case and MIS installations. Cash used for acquisitions of $0.3 million in 1998 relates to Livingston Molded Products; acquisitions of $72.4 million in 1997 relates to Goodyear-Jackson, Eagle-Picher, APX and Owens Corning-Brazil.

QUARTERLY FINANCIAL DATA
  The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 (dollars in thousands).

                                               1998
                                        Three Months Ended
                                       -------------------
                         March 31            June 30          September 30         December 31
                     -----------------  -----------------  ------------------  -------------------
Net sales                 $121,141           $119,719            $112,097            $134,227
Gross profit                11,983             15,664               9,407              17,410
Net income (loss)           (3,312)              (551)             (4,532)             (9,961)

                                              1997
                                       Three Months Ended
                                       ------------------
                          March 31          June 30           September 30        December 31
                     ----------------  ------------------   ----------------   -----------------
Net sales                  $89,793           $96,838            $109,765           $129,698
Gross profit                12,165            14,840              14,284             17,768
Net income (loss)              230             1,305             (10,451)            (1,299)

  During the fourth quarter of 1998, the Company recorded significant adjustments that impacted reported results for the first three quarters. These adjustments corrected the treatment of amounts applied against purchase accounting reserves and charged them against operating expenses. The effect of these adjustments was to reduce gross profit by $1.3 million, $.2 million and $1.2 million and increase net loss by $1.2 million, $.1 million and $.7 million for the quarters ending March 31, June 30 and September 30, respectively. The data above for 1998 reflect the impact of those adjustments.

YEAR 2000 COMPLIANCE

  The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

  As a key supplier to the transportation industry, the Company's major exposure for Year 2000 problems is the effect of shutting down production at one of its customer's factories. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable if it in fact is found responsible for the shutdown of one of its customer's facilities. Such a finding could have a material adverse impact on the Company's results of operations.

  The most likely way in which the Company would shut down production at a customer's facility is by being unable to supply parts to that customer. The parts supplied by the Company, in most instances, are integral components of the end products produced by the customer, and the inability to provide them may render the customer unable to manufacture and sell its products. Breakdowns in any number of the Company's computer systems and applications could prevent the

Company from being able to manufacture and ship its products. Examples are failures in the Company's manufacturing application software, barcoding systems, computer chips embedded in plant floor equipment, lack of supply of materials from its suppliers, or lack of power, heat or water from utilities servicing its facilities. The Company's products do not contain computer devices that require remediation to meet Year 2000 requirements. A review of the Company's status with respect to remediating its computer systems for Year 2000 compliance is presented below.

  The Company utilizes an IBM AS400 based computer system for its financial and manufacturing reporting systems. In addition to this centralized processing system, the company is installing local-area networks ("LANs") and wide-area networks ("WANs"). The Company has substantially completed the remediation of all AS400 software to ensure compliance with Y2K requirements. Testing of these changes will be completed by July 31, 1999. To date, the Company has incurred $0.6 million related to software upgrades and hardware replacement. The Company estimates that additional costs of approximately $0.8 million will be incurred during 1999. All of the expenditures related to the year 2000 remediation have been funded through normal operating cash flows. The operating system on the AS400 has been upgraded to the latest version that IBM guarantees to be Year 2000 compliant.

  Personal computers and network systems are also in the process of being upgraded to Windows NT. This process has required the replacement of more than ninety percent of all current personal computers and file servers. The replacement is scheduled to be finished by late August or September of 1999.
All applications being processed on personal computers are non-mission critical. The only area that can leave some area for concern is what is called end-user computing. End user computing is the processing of data in spreadsheets and personal data bases that a particular user may have set up. Since the Information Group does not build any of these spreadsheets or data bases, we have left the correction of any date-related calculations to the end users.

  Although there can be no assurance that the Company will identify and correct every Year 2000 problem found in the computer applications used in its production processes, the Company believes that it has in place a comprehensive program to identify and correct any such problems, and expects to have substantially completed the remediation of its production systems by the end of calendar year 1999.

  The Company is also reviewing its building and utility systems (heat, light, phones, etc.) for the impact of Year 2000. Many of the systems in this area are Year 2000 ready. While the Company is working diligently with all of its utility suppliers and has no reason to expect that they will not meet their required Year 2000 compliance targets, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a shutdown of one or more of the Company's plants, which could impact the Company's ability to meet its obligations to supply products to its customers.

  The Company has also commenced a program to assess the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of its significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to them. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause the shutdown of a customer's plant or other problem which the Company believes would have a material adverse impact on its operations. Because the Company cannot control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but intends to do so if a specific problem is identified through the program described above. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

  As a Tier 1 supplier in the auto industry, the Company takes an active role in many industry-sponsored organizations, including the Automotive Industry Action Group ("AIAG"). The AIAG has been proactive in working with OEM's and Tier 1, 2 and 3 suppliers to ensure that the industry as a whole addresses the Year 2000 problem. Tools to assist in achieving compliance include standardized questionnaires, regular meetings of members, follow-up by AIAG personnel regarding answers to questionnaires, etc. The Company continues to work with such industry groups to ensure compliance.

  The information presented above sets forth the key steps taken by the Company to address the Year 2000 problem. There can be no absolute assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems. While the Company believes that its actions with suppliers will minimize these risks, there can be no assurance that the cost of Year 2000 compliance for its information and production systems will not be material to its consolidated results of operations and financial position.

NEW ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. Management intends to adopt SFAS 133 at the beginning of fiscal year 2000. Management anticipates that the adoption will not have a significant impact on its financial statements.


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

INDUSTRY CONDITIONS

  The Company's business is tied to the North American vehicle industry which is highly cyclical and dependent on consumer spending and general economic conditions in North America. There can be no assurance that North American automotive production will not decline in the future or that the Company will be able to utilize any additional capacity it adds in the future. Economic factors adversely affecting automotive sales and production and consumer spending could adversely impact the Company's sales and it operating results. See "Business-- Automotive and Light Truck Components Industry." In addition, the growing trend among OEMs to reduce their supplier base and to reduce costs while increasing quality control places great pressure on suppliers such as the Company.

  Many OEMs and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where the Company's products are included in assembled vehicles. These events could have a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION

  The automotive plastic component supply industry has undergone, and is likely to continue to experience, consolidation. See "Business--Automotive and Light Truck Components Industry--Consolidation of Supplier Base by OEMs." The Company believes that in order for it to maintain and enhance its position as a Tier 1 supplier to OEMs, it is important that it participate in this consolidation. Accordingly, the Company intends to selectively pursue acquisition targets that will broaden its product and process capabilities. There can be no assurance, however, that it will be successful in consummating such acquisitions or that it will be able to successfully integrate any such acquisitions without adversely affecting the Company's financial position or results of operations.

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

RELIANCE ON MAJOR CUSTOMERS

  For the year ended December 31, 1998, approximately 21.9% of the Company's sales were to General Motors, approximately 25.9% of the Company's sales were to Ford and approximately 10% of the Company's sales were to DaimlerChrysler. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's products, continue with a particular vehicle program or purchase the Company's products for any successor vehicle program. The loss of any one of such customers, or a significant decrease in demand for certain models or a group of related models sold by any of its major customers, could have a material adverse effect on the Company. The failure of the Company to obtain new business for new models or to retain or increase business on redesigned existing models could have a material adverse effect on the Company. A decline in the production of new North American vehicles, due to reductions in North American vehicle demand or an increase in the share of the North American vehicle market by foreign OEMs manufacturing in their home countries, could have a material adverse effect on the Company. Moreover, because sales are typically secured during the two to five year vehicle model development period prior to marketing to the public, there can be no assurance that efforts to replace any lost sales, if successful, would yield cash revenues in time to prevent a material adverse effect on the Company. See "Business-- Customers."

  Automotive suppliers are under constant pressure to reduce product prices. General Motors, Ford and DaimlerChrysler have established policies which do not permit price increases, even though underlying material or other costs may have increased due to circumstances beyond a supplier's control. Most of the Company's products are manufactured using petroleum-based plastic resins. The price of petroleum, while relatively stable in recent years, has experienced wide fluctuations in the past. Significant increases in the price of petroleum could result in increased cost of the Company's principal raw materials which, if not recoverable from the Company's customers, could have a material adverse effect on the Company's results of operations.

  At the same time, OEMs continue to pressure suppliers, such as the Company, to reduce costs, increase quality control and, in some cases, share cost savings with them through a reduction of parts prices. Although the Company believes that its prices will remain competitive, there can be no assurance that it will be able to improve or maintain its profit margins on sales to OEMs.

INTEGRATION OF ACQUISITIONS

  The Company has successfully integrated a number of significant operations in the past several years and believes that it has developed and initiated comprehensive plans to consummate integration of Eagle-Picher, Goodyear-Jackson, Owens-Corning Brazil and Livingston. Successful integration requires realization of cost savings through consolidation of SG&A functions, optimization of manufacturing processes, reduction of materials' cost through consolidated purchasing and other identified strategies. The realization of these cost savings, in some instances, requires cooperation of customers, suppliers and employees of the Company and no assurance can be given that the integration of Eagle-Picher, Goodyear-Jackson, Owens-Corning Brazil, Livingston or future acquisitions will be successful or that their anticipated strategic benefits will be realized. If the Company is unable to successfully integrate these or future acquisitions, the Company's results from operations may be adversely affected. See "Business--The Eagle-Picher Acquisition" and "--The Goodyear-Jackson Acquisition."

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                           Page
                                                                                                          ------
                                     Index to Financial Statements
Financial Statements:
    Report of Independent Accountants................................................................      F-1
    Independent Auditor's Report.....................................................................      F-2
    Consolidated Balance Sheets at December 31, 1998 and 1997........................................      F-3
    Consolidated Statements of Operations for each of three years in the period ended December 31,
      1998...........................................................................................      F-4
    Consolidated Statements of Cash Flows for each of the three years in the period ended December
      31, 1998.......................................................................................      F-5
    Consolidated Statements of Changes in Stockholder's Deficit for each of three years in the period
      ended December 31, 1998........................................................................      F-6
   Notes to Consolidated Financial Statements........................................................      F-7

Financial Statement Schedule:
  Report of Independent Accountants on Financial Statement Schedule..................................     F-35
  Independent Auditor's Report on Financial Statement Schedule.......................................     F-36
  Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended
    December 31, 1998................................................................................     F-37

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACCOUNTANTS

  On October 16, 1997, the Company dismissed Deloitte & Touche LLP as its independent accountants. The report of Deloitte & Touche LLP on the Company's financial statements for the year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Board of Directors participated in and approved the decision to change independent accountants. In connection with its audit for the year ended December 31, 1996 and through October 16, 1997, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years.

  During the year ended December 31, 1996 and through October 16, 1997, there were no reportable events (as defined in Regulations S-K Item 304(a)(l)(v)).

NEW INDEPENDENT ACCOUNTANTS

  The Company engaged PricewaterhouseCoopers LLP as its new independent accountants as of October 17, 1997. During the most recent fiscal year prior to and through October 17, 1997, the Company has not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specific transaction either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(l)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(l)(v) of Regulation S-K.

                                   PART III

          ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages as of March 1, 1999 and a brief account of the business experience of each person who is a director, executive officer or other significant employee of the Company or Holdings.

           NAME              AGE                        POSITION
--------------------------  -----  ---------------------------------------------------------
Richard S. Crawford.......   52    Chairman of the Board and Chief Executive Officer
Kevin J. Alder............   41    Chief Operating Officer and President
John M. Colaianne.........   42    Chief Financial Officer and Secretary
Jon W. Anderson...........   40    Corporate Controller and Treasurer
Thomas N. Paisley.........   48    President--Automotive and Light Truck Segment
Robert Ostendorf..........   48    President--Commercial Truck Segment
Patrick Pavelka...........   47    President--Industrial and Non-Automotive Products Segment
Bal Dubay.................   53    Executive Vice President--R&D-Technical Services
Alan M. Swiech............   40    Vice President--Human Resources
Ira J. Jaffe..............   59    Director
Robert C. Gay.............   47    Director
Edward W. Conard..........   42    Director
Ronald P. Mika............   38    Director

  RICHARD S. CRAWFORD founded a predecessor of the Company in 1988. Mr. Crawford was President, Chief Executive Officer and director of the Company, Holdings and its predecessors from their inception to March 1996 when he became Chief Executive Officer and Chairman of the Board of the Company and Holdings. Prior to founding the company which was to become the Company, Mr. Crawford founded a real estate, construction and marketing firm, the Lakeside Investment Company. He has also been active as a real estate developer, financial investor and merger and acquisition specialist.

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

  JOHN M. COLAIANNE joined the Company in June 1996, was appointed Executive Vice President Business Development in December 1996, and in April 1997 was appointed Chief Financial Officer. Mr. Colaianne has 18 years financial experience with 12 years automotive related and 6 years aerospace and railway experience. From 1993 until joining the Company, Mr. Colaianne was Chief Financial Officer at RPI, Inc. and Butler Metal Products, American & Canadian subsidiaries of Oxford Investment Group. Prior to that he was Corporate Controller and Vice President of Freedom Forge Corporation (specializing in railway parts), Corporate Controller/Controller at American Technologies/Ferro Manufacturing (specializing in automotive and aerospace) and auditor of automotive and property development industries with Touche Ross & Co.

  JON W. ANDERSON joined the Company in October 1998. From 1994 until joining the Company, Mr. Anderson was Vice President - Chief Financial Officer and Corporate Controller and Assistant Treasurer at MSP Industries Corporation. Prior to that he was Manager of Corporate Accounting & Financial Reporting at Guardian Industries, Director of Accounting at Fruehauf Corporation and an auditor with Touche Ross & Company for seven years.

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

  ROBERT OSTENDORF joined the Company in November 1998 as the President of Commercial Truck Group. He was previously President of American Sunroof Company, and prior to that he was the President and CEO of VMC Fiberglass Products in Daleville, Alabama. Mr. Ostendorf has led numerous successful turnarounds and developed new businesses.

  PATRICK PAVELKA joined the Company in 1988 and, prior to becoming the General Manager of the Lapeer facility, was General Manager of the Dearborn facility. Prior to joining the Company, Mr. Pavelka was a manufacturing and materials manager for Signet Industries. Mr. Pavelka has over 20 years of experience in the areas of manufacturing and materials management.

  BAL DUBAY joined the Company in November 1998 as Executive Vice President Technology Development. He was previously the Manager Materials Engineering at Toyota. Prior to Toyota, he was Marketing Manager at Akzo Coatings where he was responsible for automotive OEM market development and introduction of strategically focused products.

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

DIRECTORS' COMPENSATION POLICY

  Directors currently receive no directors' compensation.


                        ITEM 11--EXECUTIVE COMPENSATION

  The following information is set forth concerning the compensation for Mr. Crawford, the Company's Chief Executive Officer and the four other most highly compensated executive officers in each year presented.

                                                            ANNUAL COMPENSATION                                LONG-TERM
                                                                                                              Compensation

                                                                                              Other
Name and                                    Fiscal                                           Annual               Stock
Principal Position                           Year          Salary          Bonus          Compensation          Related(3)
Richard S. Crawford                          1998        $475,000        $500,000         $      765
Director, CEO                                1997         475,000         370,833                765             $10,267
                                             1996         462,500               -              2,321

Kevin J Alder                                1998         275,000         190,000             19,050
COO, President(4)                            1997         275,000         148,582              7,624               7,025
                                             1996          62,893          50,000              1,667

Thomas N. Paisley                            1998         200,000          75,000             14,060
President-Automotive Products                1997         200,000          44,585              8,820              18,020
                                             1996         199,701          15,000             66,851

Patrick Pavelka                              1998         175,000          75,000             10,080
President-Industrial Products                1997         175,000          54,585              8,325               8,325
                                             1996         175,000          25,000             10,483

John M. Colaianne                            1998         180,000          75,000             13,160
CFO                                          1997         151,458          84,585              7,403              16,208
                                             1996

Richard E. Warnick                           1998
COO(1)                                       1997         218,750               -                  -               9,500
                                             1996         250,000               -              5,287

Donald Holton                                1998
Director, President(2)                       1997         475,000               -                  -
                                             1996

(1) In connection with the 1995 Transaction, Holdings purchased Mr. Warnick's 20% interest in Holdings (actually held by R&C Warnick, L.L.C., a limited liability company owned by Mr. Warnick and his wife (the "Warnick LLC"), for $10 million, pursuant to a Stock Purchase Agreement dated as of November 17, 1995 in which the Warnick LLC and Mr. Warnick agreed to a five-year covenant not to compete. Simultaneously, Mr. Warnick and the Company entered into an Employment Agreement pursuant to which Mr. Warnick agreed to provide transitional assistance to the Company for a period of two years. Under the Employment Agreement, Mr. Warnick received an annual salary of $218,750 in 1997.
(2) Effective December 4, 1996, the employment of Donald Holton as President and a Director of the Company was terminated by mutual agreement of the Company and Mr. Holton. The Company and Mr. Holton have negotiated terms of an agreement, but a written agreement has not yet been concluded. The negotiated terms include: (i) the purchase by Mr. Holton of shares of Class A and Class L Common Stock of Holdings for an aggregate purchase price of approximately $1 million to be paid by application of approximately $350,000 of salary and bonus earned by Mr. Holton during 1996, a promissory note from Mr. Holton in the amount of $500,000 and approximately $150,000 in cash; (ii) full vesting of 2,000 Tranche 1 option shares of Holdings previously granted to Mr. Holton; (iii) payments of severance benefits of approximately $42,000; (iv) continuation of Mr. Holton's non-solicitation agreement until no later than December 31, 1998; and (v) Mr. Holton's agreement not to sue Holdings and the Company. There can be no assurance that an agreement with Mr. Holton will be concluded or that if concluded, it will include these terms.
(3) As of December 1, 1997, certain key employees purchased shares of Holdings Class A Common Stock and shares of Holdings Class L Common Stock and certain key employees and were issued options to purchase Holdings Class A Common Stock. The Company believes all stock purchased by such key employees during 1997 was purchased at fair market value. The Company also believes that the options for Holdings Class A Common Stock are exercisable at fair market value as of the date of grant and that current values of shares subject to options are at or below exercise prices. See "Stock Option Grants in Last Fiscal Year" table, "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values" table and "Business--Stock Purchase and Stock Option Agreements" below.
(4) Reflects Mr. Alder's 1996 cash compensation from November 1996, the date he joined the Company.

              AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES*

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED            IN-THE-MONEY
                           SHARES ACQUIRED  VALUE REALIZED    OPTIONS AT FY-END (#)       OPTIONS AT FY-END ($)
          Name             ON EXERCISE (#)       ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-------------------------  ---------------  --------------  -------------------------   -------------------------
Richard S. Crawford......             -0-             -0-        7,922.54/7,922.54(1)                  -0-
Kevin J. Alder...........             -0-             -0-                1000/1500                     -0-
Thomas N. Paisley........             -0-             -0-                  270/180                     -0-
Patrick Pavelka..........             -0-             -0-                  270/180                     -0-
John M. Colaianne........             -0-             -0-                  180/270                     -0-
Richard Warnick..........             -0-             -0-                      -0-                     -0-
Donald Holton............             -0-             -0-                      -0-                     -0-

*    Table summarizes Holdings options.
(1)  Consists of 3,961.27 at $312.13/sh, and 3,961.27 at $642.13/sh.


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

STOCK PURCHASE AND STOCK OPTION AGREEMENTS

  The Company has outstanding Stock Purchase and Stock Option Agreements with 10 of its key employees. Pursuant to those agreements, each such employee purchased shares of Holdings' Class A Common Stock and Holdings' Class L Common Stock (the "Purchased Shares"), at a per share price of $3.30 and $1,306.80, respectively, and some Holdings' employees were granted options (the
"Options") to purchase additional shares of Holdings' Class A Common Stock
(the "Option Shares", and together with the Purchased Shares, the "Shares").

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

  On termination of the employee's employment with the Company, Holdings and its shareholders may purchase all or a portion of the Shares. The purchase price for vested Shares will be their fair market value, if the employee's employment was terminated for any reason other than cause. In all other circumstances, the repurchase price for the Shares, vested or unvested, will be the lower of fair market value or the original purchase price paid for the Shares. Holdings must exercise the repurchase right within one year following termination of the employee's employment, unless Holdings is legally or contractually prohibited from exercising such right during such period, in which case Holdings shall be entitled to defer such purchase until all such restrictions have been removed.

  Two employee stockholders, Terrence Werrell and Peter C. Herrmann, have left the employment of the Company. Pursuant to the terms of their respective Stock Purchase and Stock Option Agreements, Holdings has repurchased their respective shares of the Holdings' Common Stock for the original purchase price.

  Each employee is subject to non-compete, non-solicitation and confidentiality provisions which are set forth in the agreements.

  The following employees, who are named in the preceding compensation tables, purchased shares of Holdings' Class A Common Stock and Holdings' Class L Common Stock and were granted options for Holdings' Class A Common Stock as follows:


                            CLASS A        CLASS L                       SHORT-TERM       EMPLOYEE
         NAME               SHARES         SHARES      PURCHASE PRICE   NOTE AMOUNT     NOTE AMOUNT
-----------------------  -------------  -------------  --------------  --------------  --------------
Kevin J. Alder.........      757.58         189.39      $249,994.87     $124,997.44     $124,997.44
Thomas M. Paisley......      303.03          75.76       100,003.17       50,001.59       50,001.58
Patrick T. Pavelka.....      303.03          75.76       100,003.17       50,001.59       50,001.58
John M. Colaianne......      303.03          75.76       100,003.17       50,001.59       50,001.58


CHANGE IN CONTROL SEVERANCE AGREEMENTS

  The Company has severence agreements in favor of Kevin J. Alder, John M. Colaianne, Thomas N. Paisley, Richard H. Frank, and Patrick T. Pavelka, pursuant to which the Company will pay the employee up to one year's salary and will provide the employee up to one year's benefits as severance pay, in the event there is a "change in control" of the Company or substantially all of the Company's assets are sold (a "Change In Control Event"), and the employee's employment with the successor is terminated without cause or the employee terminates such employment with good reason. Under those same circumstances, the employee will have the option of causing the Company to purchase all or any portion of the Shares, at their fair market value. The period of time during which the Company must make such severance payments and provide such severance benefits will be reduced by the amount of time during which the employee was employed by the Company's successor after the Change In Control Event.


               ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

  The Company is a wholly owned subsidiary of Cambridge Industries Holdings, Inc. ("Holdings"). The capital stock of Holdings consists of preference stock, par value $.01 per share ("Preference Stock"), Class A common stock, par value $0.01 per share ("Class A Common"), Class L common stock, par value $0.01 per share ("Class L Common"), and Class P common stock, par value $0.01 per share ("Class P Common" and collectively with the Class A Common and Class L Common, "Common Stock"). The Preference Stock is senior in right of payment to the Common Stock; the Class L Common is senior in right of payment to the Class A Common and Class P Common; and the Class P Common is senior in right of payment to the Class A Common. All of the issued and outstanding shares of Preference Stock are owned by Crawford Investment Group L.L.C. (''Crawford LLC''). Holders of Preference Stock have no voting rights except as required by law. The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Holdings, including the election of directors. The Bain Funds and Crawford LLC, own 55% and 42%, respectively, of the voting stock and are parties to a stockholder agreement regarding the ownership (including the voting) of such stock. By virtue of such stock ownership and agreement, the Bain Funds and Crawford LLC will have the power to control all matters submitted to a vote of stockholders, including election of directors of Holdings and, indirectly, to elect all directors of the Company.

  The following tables set forth certain information as of December 31, 1998 regarding the beneficial ownership of (i) voting common stock by each person (other than directors and executive officers of the Company) known to the Company to own more than 5% of the outstanding voting common stock of Holdings and (ii) voting and non-voting common stock by each director of the Company, each named executive officer and all of the Company's directors and executive officers as a group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                                             NUMBER AND         NUMBER AND        NUMBER AND      NUMBER AND        NUMBER AND
                                            PERCENTAGE OF      PERCENTAGE OF    PERCENTAGE OF   PERCENTAGE OF     PERCENTAGE OF
                                             OUTSTANDING        OUTSTANDING      OUTSTANDING     OUTSTANDING       OUTSTANDING
                                              SHARES OF          SHARES OF        SHARES OF       SHARES OF         SHARES OF
                                               CLASS A            CLASS L          CLASS P        PREFERENCE          VOTING
                                              COMMON(1)          COMMON(1)        COMMON(1)         STOCK         SECURITIES(1)
                                          -----------------  -----------------  --------------  --------------  ------------------
Bain Funds(2)  .........................  61,333.28  95.46%  15,333.32  56.14%  --0--    0%     --0--    0%     76,666.60   55.73%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Richard S. Crawford(3)  ................   7,922.54  10.98%  11,250.00  43.96%  45,000 100%     1,000  100%     65,172.54   45.33%
 Cambridge Industries, Inc.
 555 Horace Brown Drive
 Madison Heights, MI 48071

Robert C. Gay(2)  ......................  61,333.28  95.46%  15,333.32  56.14%  --0--    0%     --0--    0%     76,666.60   55.73%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Edward Conard(2)  ......................  61,333.28  95.46%  15,333.32  56.14%  --0--    0%     --0--    0%     76,666.60   55.73%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Ronald P. Mika(2)  .....................  61,333.28  95.46%  15,333.32  56.14%  --0--    0%     --0--    0%     76,666.60   55.73%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Kevin J. Alder  ........................   1,757.58   2.69%     189.39    .74%  --0--    0%     --0--    0%      1,946.97    1.42%

Thomas M. Paisley  .....................     573.03    .89%      75.76    .30%  --0--    0%     --0--    0%        648.79     .48%

Patrick T. Pavelka  ....................     573.03    .89%      75.76    .30%  --0--    0%     --0--    0%        648.79     .48%

John M. Colaianne  .....................     483.03    .75%      75.76    .30%  --0--    0%     --0--    0%        558.79     .41%

All Directors and Executive Officers
 as a Group
 (12 persons)(1)(2)  ...................  72,642.49  98.31%  26,999.99  98.86%  45,000 100%     1,000   100%   145,642.48   98.94%

(1) Includes a total of 9,642.54 shares of Class A Common and a total of 1,720.82 shares of Class L Common, respectively, issuable upon exercise of warrants and options exercisable currently or within 60 days from the date hereof. Does not include shares which may be issued to Donald Holton, a former officer and director of the Company. See "Business--Compensation of Executive Officers".

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

            ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE 1995 TRANSACTION

    In November 1995, Holdings was recapitalized (the "1995 Transaction"), the terms of which included: (i) the purchase of Holdings' common stock for approximately $18 million by the Bain Funds; (ii) the repurchase by Holdings of shares of its common stock (the "Redeemed Shares") (a) from Crawford LLC for $23.25 million, (b) from an affiliate of Richard E. Warnick for $10.0 million,
(c) from an affiliate of John D. Craft, an officer and former director of the Company and a former principal stockholder of Holdings, for $16 million and (d) from DLJ Merchant Banking, Inc. for $21.3 million; and (iii) the exchange of shares of Holdings' common stock (the "Exchanged Shares") held by Crawford LLC for newly issued shares of Holdings' capital stock. The Exchanged Shares and the Redeemed Shares represented all of the outstanding stock of Holdings prior to the 1995 Transaction. As a result, the newly issued capital stock of Holdings referred to above represents all of the capital stock of Holdings. See
"Security Ownership".

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

STOCK OPTION AGREEMENT

    At the time of the 1995 Transaction, Holdings entered into a stock option agreement with Mr. Crawford (the"Stock Option Agreement") which grants him options to acquire 15,845.08 shares of Class A Common in the following tranches:
(i) a three year straight-line vested option to purchase up to 7,922.54 shares of Class A Common for $3.30 per share; and (ii) options to purchase up to 3,961.27 shares of Class A Common at an exercise price of $312.13 per share and up to 3,961.27 shares of Class A Common at $642.13 per share, exercisable after the Company has achieved earnings before interest and taxes of at least $32 million. All three tranches expire on the earlier of the November 17, 2005, the termination of Mr. Crawford's employment by the Company or Holdings or the occurrence of certain transactions resulting in Holdings becoming a public company or otherwise undergoing a change of control. The Stock Option Agreement also includes restrictions on transfer and the right of Holdings to repurchase the options or shares upon termination of Mr. Crawford's employment with Holdings and the Company. Holdings may in the future enter into additional stock option agreements with other members of management.

MANAGEMENT SERVICES AGREEMENT

  The Company is party to a five year management services agreement with Bain Capital, Inc. ( "Bain"), dated as of November 17, 1995, amended as of March 1, 1996, and further amended as of December 31, 1997, pursuant to which the Company paid Bain a fee of $2.25 million in connection with the 1995 Transaction and a fee of $412,500 in connection with the GenCorp Acquisition and will pay Bain (i) at the closing of each acquisition of an additional business an amount equal to three-quarters of one percent (.75%) of the transaction value of such acquisition and (ii) an annual fee of $950,000 per year, plus out-of-pocket expenses. Pursuant to the management services agreement, the Company paid Bain fees of approximately $937,000 during 1996 and fees of $950,000 in 1997 and 1998. In addition, the Company paid Bain $3.8 million in connection with the Offering, the Credit Agreement, the Eagle-Picher Acquisition and the Goodyear-Jackson Acquisition.

AIRCRAFT LEASE

    Effective January 1, 1998, the Company and Mack, L.L.C., (now named Mack Aviation, L.L.C.), a limited liability company owned by Mr. Crawford and his wife and managed by Mr. Crawford, entered into an aircraft lease (the "Original Aircraft Lease) pursuant to which the Company leased a Lear 35A aircraft from Mr. Crawford. Terms of the Original Aircraft Lease included (i) monthly rent in the amount of $28,823, (ii) a one-time preparation fee in the amount of $250,000, and (iii) the obligation of the Company to bear all costs of maintenance, repair, inspection, taxes and insurance (which was approximately $16,000 per month). In connection with the execution of the Orignal Aircraft Lease, the Company entered into a sublease of the Original Aircraft Lease (the "Aircraft Sublease") with Mr. Crawford. The Aircraft Sublease provided, among other things, that Mr. Crawford could hire and lease the aircraft from the Company for a maximum of 30 hours each month at an hourly rate of $710. The Company believes that the terms of both the Original Aircraft Lease and the Aircraft Sublease reflected currently available market terms and rates for similar aircraft.

    As of March 27, 1998, Mack Aviation acquired a Westwind 2 aircraft, a larger plane than the Lear 35A, which it currently leases to the Company in lieu of the Lear 35A. The new lease, together with a services agreement (collectively, the "Current Aircraft Lease"), both entered into by Mack Aviation, L.L.C. and the Company as of January 1, 1999, provide that the Company will use the Westwind 2 aircraft a minimum of 200 hours per year at a cost of $1,950 per hour, which includes the cost of the pilots, insurance, maintenance and taxes, but does not include the costs of fuel, catering, landing fees or special needs. The Company believes that the Current Aircraft Lease reflects currently available market terms and rates for similar aircraft.

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

LEGAL SERVICES

    Ira J. Jaffe, a director of the Company, practices law with, and is a shareholder of, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"). JRH&W has served as general counsel to Holdings and the Company since their inceptions and has represented them in a variety of legal matters, including the 1995 Transaction, the acquisition of GenCorp RPD, the APX Acquisition, the Eagle-Picher Acquisition, the Goodyear Acquisition, the Owens-Corning Brazil Acquisition and the Livingston Acquisition. The Company and Holdings paid JRH&W legal fees of approximately $1.0 million and $1.9 million, respectively, for the years ending December 31, 1998 and 1997.

SUBORDINATED NOTES AND WARRANT AGREEMENTS

    In connection with the 1995 Transaction, the Company obtained a bridge loan in the aggregate principal amount of $11.9 million from Bankers Trust. On December 14, 1995, the notes evidencing this bridge loan were repurchased from Bankers Trust by the Company using, inter alia, the proceeds received from issuance of the Company's senior subordinated notes to two of the Bain Funds, Bain Capital V Mezzanine Fund, L.P. and BCIP Trust Associates, L.P. (collectively the "Bain MezFunds"). The Company's senior subordinated notes issued to the Bain MezFunds bear interest at 12% and mature in November 2005. Interest is due semi-annually, beginning on April 30, 1996. Voluntary prepayment or mandatory prepayment in the case of a Change in Control (as defined therein) bears a prepayment premium beginning at 12% and declining annually. Prepayments are required to the extent permitted by the Credit Agreement, upon the occurrence of an Asset Sale. Casualty Event (each as defined therein) or Change in Control. To the extent the Bain MezFunds receive any prepayments, they are obligated to use such prepayments to purchase Holdings' Senior Subordinated Notes. See "Business--GenCorp RPD". The Company's senior subordinated notes are subordinated to the Company's senior debt, including indebtedness under the Credit Agreement. The credit agreement related to the Company's Senior subordinated notes contains covenants similar to, but less onerous than, those in the Credit Agreement.

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

    In connection with the issuance of Holdings' junior subordinated notes, Holdings entered into a warrant agreement with the Bain MezFunds and Crawford LLC pursuant to which the Bain MezFunds and Crawford LLC purchased warrants exercisable for an aggregate of 2,160.27 shares of Class A Common at an exercise price of $3.30 per share and 540.07 shares of Class L Common at an exercise price of $1,306.80 per share. The warrants are exercisable immediately, provide for anti-dilution rights upon the occurrence of certain events and are entitled to all dividends distributed by Holdings on an as if exercised basis. Crawford LLC subsequently sold its warrants to the Bain MezFunds in connection with the sale of its Holdings' Junior Subordinated Notes to the Bain MezFunds. In 1998, the Baine MezFunds excercised the warrants for all 6,883.28 shares of Class A Common for an approximate aggregate purchase price of $22,700.


               ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report.

        1.     Financial Statements referred to in Item 8.

        2.     Financial Statement Schedules referred to in Item 8.

        3. The exhibits listed on the "Index to Exhibits" on pages I-1 and I-2 are filed with this Annual Report or incorporated by reference as set forth below.

    (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1998.

        None.

    (c) The exhibits listed on the "Index to Exhibits" on pages I-1 and I-2 are filed with this Annual Report or incorporated by reference as set forth below.

    (d) Additional Financial Statement Schedules.

        None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Cambridge Industries, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in stockholder's deficit present fairly, in all material respects, the financial position of Cambridge Industries, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The consolidated financial statements of Cambridge Industries, Inc. and its subsidiaries for the year ended December 31, 1996 were audited by other independent accountants whose report dated March 28, 1997 expressed an unqualified opinion on those statements.


PricewaterhouseCoopers LLP

Bloomfield Hills, Michigan
March 12, 1999

                         INDEPENDENT AUDITORS' REPORT

Cambridge Industries, Inc.

    We have audited the accompanying consolidated statements of operations, of cash flows and of changes in stockholder's deficit of Cambridge Industries, Inc. and subsidiaries (the "Company") for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Detroit, Michigan
March 28, 1997

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            1998          1997
                                                                                         ----------    -----------
                                        ASSETS
Current assets:
 Cash....................................................................................$    4,474    $     3,788
 Receivables  ...........................................................................    80,516         82,117
 Inventories  ...........................................................................    25,625         25,111
 Reimbursable tooling costs  ............................................................    22,914         16,913
 Deferred income taxes and other  .......................................................     5,788         14,663
                                                                                         ----------    -----------
     Total current assets  ..............................................................   139,317        142,592
Property, plant and equipment, net  .....................................................   193,338        196,650
Other assets.............................................................................    31,167         30,242
                                                                                         ----------    -----------
     Total assets  ......................................................................$  363,822    $   369,484
                                                                                         ==========    ===========

                              LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
 Current portion of long-term debt  .....................................................$   17,272    $     7,765
 Accounts payable  ......................................................................    65,227         48,759
 Accrued liabilities  ...................................................................    30,140         37,691
                                                                                          ----------    -----------
     Total current liabilities  .........................................................   112,639         94,215
Noncurrent liabilities:
 Long-term debt .........................................................................   315,029        314,789
 Workers' compensation ..................................................................         -          1,251
 Postretirement healthcare benefits  ....................................................    23,431         20,669
 Other noncurrent liabilities  ..........................................................     3,545          3,365
 Deferred income taxes  .................................................................         -          7,689
                                                                                           ----------    -----------
     Total liabilities  .................................................................   454,644        441,978
                                                                                           ----------    -----------
Commitments and contingencies (Note 16)                                                           -              -

Stockholder's deficit:
 Common stock, $.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding  ..........................................................................
 Paid-in capital  .......................................................................    17,808         17,539
 Accumulated other comprehensive income..................................................      (466)          (225)
 Accumulated deficit  ...................................................................  (108,164)       (89,808)
                                                                                         ----------    -----------
     Total stockholder's deficit  .......................................................   (90,822)       (72,494)
                                                                                         ----------    -----------
     Total liabilities and stockholder's deficit  .......................................$  363,822    $   369,484
                                                                                         ==========    ===========

                See notes to consolidated financial statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                    1998           1997          1996
                                                                               --------------  -------------  -----------
Net sales....................................................................       $487,184       $426,094      $346,026
Cost of sales  ..............................................................        432,720        367,037       294,742
                                                                                    --------       --------      --------
Gross profit  ...............................................................         54,464         59,057        51,284
Selling, general and administrative expenses  ...............................         40,776         31,742        26,240
                                                                                    --------       --------      --------
Income from operations  .....................................................         13,688         27,315        25,044
Other expense (income):
     Interest expense  ......................................................         31,974         28,036        23,190
     Other, net  ............................................................           (555)           (56)          180
                                                                                    --------       --------      --------
Income (loss) before income tax and extraordinary item  .....................        (17,731)          (665)        1,674
Income tax expense (benefit)  ...............................................            625           (238)          565
                                                                                    --------       --------      --------
Income (loss) before extraordinary item  ....................................        (18,356)          (427)        1,109
Extraordinary loss, net of income tax benefit of $5,465......................              -          9,788             -
                                                                                    --------       --------      --------
Net income (loss)  ..........................................................       $(18,356)      $(10,215)     $  1,109
                                                                                    ========       ========      ========

                See notes to consolidated financial statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                1998        1997       1996
                                                                             ----------  ----------  ---------
Cash Flows from Operating Activities:
  Income (loss) before extraordinary item...................................  $(18,356)  $    (427)  $  1,109
  Adjustments to reconcile income (loss) before extraordinary item to net cash provided by (used in) operating activities:
    Depreciation and amortization...........................................    28,032      24,082     21,319
    Postretirement benefit expenses, net of cash payments...................     2,762       2,229      2,211
    Deferred income tax provision (benefit).................................    (2,859)     (3,148)     1,015
    Net changes in assets and liabilities, excluding the effect of acquisitions:
        Receivables.........................................................     2,357     (23,723)   (16,950)
        Inventories.........................................................      (186)      2,351     (1,744)
        Reimbursable tooling costs..........................................    (4,885)      7,297      2,710
        Accounts payable and accrued liabilities............................     9,041      11,192    (12,121)
        Other...............................................................     3,714      (4,046)    (1,699)
                                                                              --------   ---------   --------
            Net cash provided by (used in) operating activities.............    19,620      15,807     (4,150)
                                                                              --------   ---------   --------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired........................................      (340)    (72,434)   (18,160)
  Purchases of property, plant and equipment................................   (21,940)    (17,509)    (9,630)
                                                                              --------   ---------   --------
            Net cash used in investing activities...........................   (22,280)    (89,943)   (27,790)
                                                                              --------   ---------   --------
Cash Flows from Financing Activities:
  Net borrowings from revolving debt........................................    12,500      11,500     13,000
  Repayment of long-term debt...............................................    (9,069)   (233,712)   (48,363)
  Principal payments on capital lease obligations...........................      (227)       (244)
  Proceeds from issuance of long-term debt..................................         -     305,000     73,178
  Cost of debt and equity financing.........................................         -     (16,424)    (2,907)
  Contribution from  stockholder............................................       269           -        275
                                                                              --------   ---------   --------
            Net cash provided by financing activities.......................     3,473      66,120     35,183
                                                                              --------   ---------   --------
Effect of foreign currency rate fluctuations on cash........................      (127)       (138)        37
                                                                              --------   ---------   --------
Increase (decrease) in cash.................................................       686      (8,154)     3,280
Cash at beginning of the year...............................................     3,788      11,942      8,662
                                                                              --------   ---------   --------
Cash at end of the year.....................................................  $  4,474   $   3,788   $ 11,942
                                                                              ========   =========   ========

                See notes to consolidated financial statements.

                          CAMBRIDGE INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (DOLLARS IN THOUSANDS)

                                                                                    ACCUMULATED
                                                                                       OTHER
                               COMPREHENSIVE       COMMON STOCK       PAID-IN      COMPREHENSIVE     ACCUMULATED
                               INCOME (LOSS)      $0.01 PAR VALUE     CAPITAL          INCOME          DEFICIT          TOTAL
                               ------------       ---------------     -------      -------------     ------------       -----
December 31, 1995.............                       $         -     $ 17,264           $  (401)      $ (80,702)      $(63,839)
 Contribution by
  stockholder relating to
  issuance of warrants.........                                           275                                              275
 Net income...................     $  1,109                                                               1,109          1,109
 Foreign currency
  translation adjustment,
  net of tax of $19............          37                                                  37                             37
 Minimum pension
  liability adjustment,
  net of tax of $141...........         277                                                 277                            277
                                   --------

 Comprehensive income.........     $  1,423
                                   ========            _________     ________          ________      __________       ________
December 31, 1996.............                                 -       17,539               (87)        (79,593)       (62,141)
 Net loss.....................     $(10,215)                                                            (10,215)       (10,215)
 Foreign currency
  translation adjustment,
  net of tax of $77...........         (138)                                               (138)                          (138)
 Comprehensive
  income (loss).................   $(10,353)
                                   ========            _________     ________          ________      __________       ________
December 31, 1997.............                                 -       17,539              (225)        (89,808)       (72,494)
 Capital contribution.........                                            269                                              269
 Net loss.....................     $(18,356)                                                            (18,356)       (18,356)
 Foreign currency
  translation adjustment,
  net of tax of $57............         (93)                                                (93)                           (93)
 Minimum pension
  liability adjustment,
  net of tax of $91............        (148)                                               (148)                          (148)
                                   --------
 Comprehensive
  income (loss)...............     $(18,597)
                                   ========            _________     ________          ________      __________       ________
December 31, 1998.............                         $       -      $17,808          $   (466)     $ (108,164)      $(90,822)
                                                       =========     ========          ========      ==========       ========

                See notes to consolidated financial statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOREIGN CURRENCY TRANSLATION

  The financial statements of the Company's foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Current rates of exchange are used to translate the balance sheets of these entities, while the average exchange rate of each fiscal year is used for the translation of income and expense accounts. The resulting unrealized gains and losses are recorded as a component of other comprehensive income.

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

CONCENTRATION OF CREDIT RISK

  The Company manufactures plastic components and composite systems for the North American transportation industry. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The allowance for uncollectible accounts receivable is based on the expected collectibility of all accounts receivable.

INVENTORIES

  Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                 (dollars in thousands, except per share data)

REIMBURSABLE TOOLING COSTS

  Reimbursable tooling costs are stated at amounts which management expects to recover under customer agreements. Unrecoverable tooling costs are charged to cost of sales when estimated aggregate costs exceed amounts considered collectible. Excess reimbursements on tooling projects are recognized as income when the tooling project is substantially complete.

PROPERTY AND EQUIPMENT

  Property, plant and equipment is stated at cost and is depreciated under the straight-line method over the estimated useful lives of such assets. Estimated service lives are as follows:

Leasehold improvements              5-13  years
Buildings                           5-40  years
Machinery and equipment             3-11  years
Company-owned tooling               3-5   years
Furniture and fixtures              2-11  years

  Significant renewals and betterments are capitalized, while maintenance and repair expenditures are charged against operations as incurred.

GOODWILL

  The Company recognizes goodwill on purchase business combinations for the amount by which the purchase price exceeds the fair value of the assets acquired and liabilities assumed. Goodwill is amortized on a straight-line basis over 15-25 years.

INVESTMENTS

  The Company's investment in Dos Manos Technologies, a 48% owned joint-venture in the United States, is accounted for under the equity method. The Company's investment was $48 at December 31, 1998, and is included in Other Assets in the accompanying Consolidated Balance Sheets. The Company's share of Dos Manos' operating loss was $150 in 1998.

IMPAIRMENT OF ASSETS

  Property, plant, equipment, and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Any impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 1998 and 1997, no significant impairment exists.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (dollars in thousands, except per share data)


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

WORKERS' COMPENSATION

  The Company was self-insured for workers' compensation claims for periods ending before April 1, 1998. The Company recorded as workers' compensation expense the estimated cost, not reimbursable under insurance contracts, of settling such claims. Accruals for workers' compensation claims for which the Company was self-insured were estimated from historical claims experience using computations of the estimated ultimate settlement cost, including claims incurred but not reported. During the fourth quarter of 1998, the Company entered into a contract to fully insure all workers' compensation claims incurred in periods prior to April 1, 1998. For all periods subsequent to March 31, 1998, the Company utilizes third party insurance for workers' compensation claims.

INCOME TAXES

  The Company provides deferred taxes on temporary differences between the book and tax bases of assets and liabilities. The Company assesses the realizability of deferred tax assets and records a valuation allowance when realization of deferred tax assets is not considered more likely than not. Income tax expense includes United States, foreign and state income taxes, exclusive of taxes on the undistributed income of foreign subsidiaries where it is the intention of the Company to have those subsidiaries reinvest the income locally.

FINANCIAL INSTRUMENTS

   The Company carries its financial instruments, which include accounts receivable, accounts payable, indebtedness and an interest rate swap agreement, at cost which approximates fair value, except for certain indebtedness and the interest rate swap. The estimated loss on the interest rate swap approximated $464 at December 31, 1998. The fair value of the interest rate swap represents the present value of the difference between the estimated future fixed-rate payments and future variable-rate receipts. The estimated fair value of the Company's senior subordinated notes at December 31, 1998 approximated $80,000 and is based on quoted market prices.

ENVIRONMENTAL CLAIMS

   The Company periodically evaluates the existence of contingent obligations related to environmental claims and clean-up costs, including claims related to Superfund sites where it may be identified as a potentially responsible party. Accruals are established whenever such obligations are considered probable, which would normally occur when a specific claim is asserted and a preliminary investigation is performed. The Company's accruals for environmental claims were not significant at December 31, 1998 and 1997.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (dollars in thousands, except per share data)


STOCK-BASED COMPENSATION

  The Company accounts for stock-based compensation expense using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value method of accounting for stock options and other equity instruments. In determining the fair value of stock options issued, the Company uses a risk-free rate, which approximates the rate on U.S. Treasury obligations with similar duration, and expected lives based on the provisions of the option agreements. As Holdings' stock currently does not include a dividend, dividend payments are not included in fair value determinations.

CAPITALIZED SOFTWARE COSTS

  The Company capitalizes costs associated with the development and implementation of software obtained or developed for internal use. Capitalized costs include internal payroll and payroll-related costs for employees who are directly associated with implementation programs and related external costs. Upon project completion, capitalized costs are amortized over a three-year useful life.

BUSINESS PROCESS REENGINEERING COSTS

  In November 1997, the Company changed its accounting for business process reengineering costs, as required by the consensus of the Emerging Issues Task Force on issue 97-13. During 1997, the Company recorded a pre-tax charge of $483 to write-off previously capitalized reengineering costs to recognize the cumulative effect of this change in accounting principle. The Company has included this charge in selling, general and administrative expenses.

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

SUPPLEMENTAL CASH FLOW DISCLOSURES

  Income taxes paid totaled $280, $1,340, and $1,032 in 1998, 1997 and 1996, respectively; interest payments totaled $33,419, $20,113, and $20,828 in these periods, respectively.

  In 1996, the Company issued notes payable of $13,700 in connection with its purchase of GenCorp RPD (as defined). In 1997, the Company entered into a capital lease covering certain computer equipment and assumed capital lease obligations in conjunction with an acquisition; these obligations totaled $898. The Company also issued a note payable of $5,400 to the sellers in connection with its purchase of OC-Brazil (as defined). In 1998, the Company issued notes payable of $3,643 to insurance companies to fully insure all workers' compensation claims incurred in periods before April 1, 1998. The Company also issued a note payable of $1,550 to the seller in connection with its purchase of Livingston, Inc.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                 (dollars in thousands, except per share data)


RECLASSIFICATIONS

    Certain prior-year amounts have been reclassified to conform to 1998 presentation in the consolidated financial statements.


2.  NEW ACCOUNTING STANDARDS ADOPTED

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 requires disclosure of business and geographic segments, based on the "Management Approach", in the consolidated financial statements of the Company. Restatement of comparative information for earlier periods presented is required in the initital year of application. Interim information is not required until the second year of application.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures.


3.  ACQUISITIONS

    Effective January 1, 1998, the Company acquired substantially all of the operating assets of Livingston, Inc. (Livingston) for $2,150 and the assumption of certain debt of $1,554. The Company accounted for this acquisition under the purchase method. The Company's operating results include Livingston from January 1, 1998. The acquired assets and operating results of Livingston are not material to the accompanying consolidated financial statements.

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

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                 (dollars in thousands, except per share data)

  A summary of the Company's purchase price allocation for the Goodyear-Jackson and Eagle-Picher acquisitions follows:

                                              Goodyear-Jackson    Eagle-Picher
                                              -----------------   -------------
  Receivables................................        $    41           $  9,027
  Inventories................................          1,796              4,328
  Reimbursable tooling costs (advances)......          8,131               (421)
  Deferred income taxes and other assets.....          2,115              5,026
  Property, plant and equipment..............         26,520             33,634
  Other assets...............................          3,823
  Goodwill...................................          5,362
  Accounts payable...........................         (2,678)            (2,458)
  Accrued liabilities........................         (6,891)           (12,477)
  Deferred income tax liability..............                            (4,624)
                                                     -------           --------
     Net assets acquired.....................        $38,219           $ 32,035
                                                     =======           ========

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

  Effective March 1, 1996, the Company acquired certain assets and assumed certain liabilities of the Reinforced Plastics Divison of GenCorp., Inc. (GenCorp RPD). The transaction was accounted for as a purchase. The total purchase price was $33,482, which consisted of $18,200 of cash, a note payable of $13,700 and acquisition costs of $1,582. During 1998, the final purchase price adjustment negotiations were completed, resulting in the Company receiving $250, which is included as a component of operations in the accompanying financial statements. The Company's operating results include GenCorp RPD from March 1996.

  The following unaudited pro forma information presents certain operating data calculated to give pro forma effect to the acquisitions of GenCorp RPD, PMC, Goodyear-Jackson, Eagle-Picher, and OC-Brazil, as if the acquisitions had taken place at the beginning of such periods. The pro forma impact of Livingston has been excluded as it is not significant.

                                                   YEARS  ENDED
                                                   DECEMBER 31,
                                                   ------------
                                                1997          1996
                                                ----          ----
                                                   (UNAUDITED)
                                                   -----------
  Sales.......................................  $499,427      $519,702
  Income (loss) before extraordinary
    item......................................      (100)        2,218
  Net income (loss)...........................    (9,922)        2,218

  Such pro forma data do not purport to represent what actual operating results would have been if the acquisitions had been consummated on the dates indicated or what such results will be for any future period.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.    RECEIVABLES

  A summary of receivables at December 31 follows:

                                                  1998         1997
                                               -----------  -----------
  Trade accounts. ............................    $81,558      $85,017
  Other.......................................      1,362          154
                                                  -------      -------
     Total. ..................................     82,920       85,171
  Less--allowance for doubtful accounts. .....     (2,404)      (3,054)
                                                  -------      -------
      Receivables, net. ......................    $80,516      $82,117
                                                  =======      =======

5.    INVENTORIES

      A summary of inventories at December 31 follows:

                                                  1998         1997
                                                -----------  -----------
  Finished goods.  ...........................    $ 4,890      $10,811
  Work-in-process.  ..........................      8,106        6,598
  Raw materials.  ............................     11,946        6,773
  Supplies.  .................................      1,571        2,152
                                                  -------      -------
     Total.  .................................     26,513       26,334
  Less--allowance for obsolescence and
   lower of cost or market reserve. ..........       (888)      (1,223)
                                                  -------      -------
     Inventories, net. .......................    $25,625      $25,111
                                                  =======      =======


6.  PROPERTY, PLANT AND EQUIPMENT

  A summary of property, plant and equipment at December 31 follows:


                                                    1998        1997
                                                 ----------   ---------
  Land and land improvements. ................    $  5,675     $ 5,409
  Buildings and building improvements. .......      54,845      53,268
  Machinery, equipment and tooling. ..........     203,408     179,415
  Furniture and fixtures. ....................       5,785       5,435
  Construction in progress. ..................      13,529      19,575
                                                  --------    --------
     Total. ..................................     283,242     263,102
  Less--accumulated depreciation. ............     (89,904)    (66,452)
                                                  --------    --------
     Property, plant and equipment, net. .....    $193,338    $196,650
                                                  ========    ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.    OTHER ASSETS

  A summary of other assets at December 31 follows:

                                                                                         1998       1997
                                                                                       ---------  ---------
Deferred financing costs (net of accumulated amortization of $2,933 and $978).........   $11,655    $13,610
Goodwill (net of accumulated amortization of $1,623 and $1,082).......................     9,816      9,006
Deferred tax asset....................................................................     1,682          -
Favorable lease agreement (net of accumulated amortization of $282 and $90)...........     3,541      3,733
Intangible pension assets.............................................................     1,642          -
Capitalized software costs (net of accumulated amortization of $123 and $0)...........     1,357        986
Prepaid pension costs.................................................................         -        537
Other.................................................................................     1,474      2,370
                                                                                         -------    -------
Other assets..........................................................................   $31,167    $30,242
                                                                                         =======    =======


8.    ACCRUED LIABILITIES

      A summary of accrued liabilities at December 31 follows:

                                                                                          1998       1997
                                                                                        ---------  ---------
  Payroll and employee benefit related................................................   $10,687    $10,727
  Accrued commitments under acquired contracts........................................     4,895      6,418
  Accrued interest....................................................................     4,862      8,262
  Other...............................................................................     9,696     12,284
                                                                                         -------    -------
     Accrued liabilities. ............................................................   $30,140    $37,691
                                                                                         =======    =======


9.    LONG-TERM DEBT

  Long-term debt at December 31 consisted of the following:

                                                                                          1998        1997
                                                                                      -----------  ----------
  Revolving lines of credit...........................................................  $ 24,000   $ 11,500
  Term loans..........................................................................   197,650    205,000
  Senior subordinated notes...........................................................   100,000    100,000
  Notes payable for acquisitions......................................................     6,581      5,400
  Notes payable to insurance companies................................................     3,643          -
  Capital leases......................................................................       427        654
                                                                                        --------   --------
     Total............................................................................   332,301    322,554
  Less--current portion...............................................................   (17,272)    (7,765)
                                                                                        --------   --------
     Long-term debt...................................................................  $315,029   $314,789
                                                                                        ========   ========

  On July 10, 1997, the Company retired all previously outstanding debt with the proceeds from the issuance of $100,000 in senior subordinated notes (the Notes) and borrowings under a new credit agreement, comprising $205,000 in term loans and $2,500 in draws under a revolving line of credit. As a result of the refinancing, the Company recorded an extraordinary item of $9,788 (net of tax), reflecting the write-off of deferred financing costs, unamortized discount and other costs upon early extinguishment of debt.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                 (dollars in thousands, except per share data)


  The Notes bear interest at 10.25% and mature in 2007. The new credit agreement provides for maximum borrowings of $280,000, consisting of $205,000 in two term loans (in principal amounts of $70,000 and $135,000) and $75,000 under a revolving credit facility. The term loans mature on the fifth and eighth anniversaries of the credit agreement, respectively, and the revolving credit facility matures on the fifth anniversary of the credit agreement. Interest on borrowings under the credit agreement is calculated at an increment over a defined base rate. At December 31, 1998 and 1997, the interest rates on the term loans were 8.3% and 8.8%, respectively; the interest rate on the revolving
credit facility was 10.5% and 10.0% respectively.   The line of credit includes
a commitment fee on the average unused balance of the commitment. This fee (1/2 of 1% at December 31, 1998 and 1997) varies based upon the Company's leverage ratio.

  In September 1998, the Company entered into a Second Waiver and Amendment and in January 1999 the Company entered into a Third Waiver and Amendment pursuant to which certain restrictive covenants contained in the credit agreement were waived and amended. On February 23, 1999, the Company entered into a Fourth Waiver and Amendment to the credit agreement (together with the Second, Third, and Fourth Waivers and Amendments, the "Credit Agreement") with Bankers Trust Company as the Agent and other institutions, which is effective as of December 31, 1998 through and including March 31, 2000. The amendment provides for borrowings under the revolving line of credit of up to $65,000 throughout each month, with a maximum of $50,000 at any month end. The amendment also limits letters of credit to $5,300 from the effective date of the amendment. The amendment waived restrictive convenants as of December 31, 1998 and amended the covenants for periods through March 31, 2000.

  As of February 28, 1999, the Company has drawn $24,500 of the revolving credit facility.

  Indebtedness under the Credit Agreement is collateralized by substantially all assets of the Company, a pledge of intercompany notes and a pledge of certain stock of the Company's subsidiaries. The Notes are guaranteed by the Company's parent and the Company's domestic subsidiaries (see Note 18). The Notes are subordinated to the Company's obligations under the Credit Agreement.

  The Credit Agreement includes covenants requiring the Company to maintain (i) minimum levels of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), (ii) minimum interest coverage ratios, and (iii) maximum leverage ratios. The Credit Agreement also contains covenants limiting capital expenditures, additional indebtedness, dividends, transactions with affiliates, acquisitions and asset sales, prepayments of indebtedness, letters of credit amounts and liens.

  Notes payable for acquisitions at December 31, 1998 represent amounts due to former owners of OC-Brazil and Livingston. A substantial portion of the notes payable due to OC-Brazil bears interest at a variable rate (8.3% and 8.8% at December 31, 1998 and 1997, respectively) and is payable in installments that are calculated based on the earnings of OC-Brazil. The remaining notes outstanding are non-interest bearing and are payable in equal amounts each quarter through September 2000. The total amount outstanding at December 31, 1998 is $5,062.

  The note payable due to the former owner of Livingston bears interest at 5.56% and is payable in twenty-five monthly payments of principal and interest of $10, plus a payment of $400 in February 1999. All outstanding principal and accrued interest is due on February 15, 2000.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                 (dollars in thousands, except per share data)

  The notes payable to insurance companies represent amounts due from contracts entered into during 1998 to fully insure all workers' compensation claims incurred in periods before April 1, 1998. The notes are unsecured obligations of the Company. The notes bear interest at 8.25% and mature in July 2000. The terms of the notes require monthly principal and interest payments of $217.

  The Company entered into a three year interest rate swap agreement in accordance with the terms described in the Credit Agreement. At December 31, 1998, the Company had an interest rate swap with a notional amount of $50 million. Under the swap agreement, the Company will pay the counter-party interest at a rate of 5.75% and the counter-party will pay the Company interest at the three month LIBOR adjusted quarterly. If the three-month LIBOR equals or exceeds 6.75%, the Company will pay the counter-party at the three-month LIBOR. The maximum rate of interest the Company can pay under this agreement is 9.0%.

  The annual maturities of long-term debt, including principal payments on capital leases, at December 31, 1998 are as follows:

  YEAR  ENDING
  DECEMBER 31,
    1999................  $ 17,272
    2000................    20,510
    2001................    21,917
    2002................    34,500
    2003................    35,523
    Thereafter..........   202,579
                          --------
                          $332,301
                          ========


10.    OTHER NONCURRENT LIABILITIES

  A summary of other noncurrent liabilities at December 31 follows:

                                                                      1998    1997
                                                                     ------  ------

      Accrued commitments under acquired contracts..............     $1,664  $3,365
      Minimum pension liability.................................      1,881       -
                                                                     ------  ------
         Other liabilities......................................     $3,545  $3,365
                                                                     ======  ======



11.  EMPLOYEE RETIREMENT BENEFITS

  Employee Retirement Plan

  The Company has two noncontributory defined benefit pension plans covering eligible employees at two of its plants. Pension benefits are based on participants' years of credited service. The Company's policy is to fund the minimum required annual contribution to the plans. Plan assets generally consist of mutual funds.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


          POSTRETIREMENT HEALTH CARE BENEFITS

     The Company provides postretirement healthcare and prescription drug benefits to a limited number of current retirees. Certain active hourly employees and their covered dependents may become eligible for these benefits, although the Company does not necessarily have a legal obligation to provide benefits to all such participants. The Company recognizes the estimated cost of providing such benefits over the service lives of the covered employees. Postretirement benefits provided by the Company are funded as claims are incurred.

          EMPLOYEE RETIREMENT BENEFIT EXPENSE

     The Company's expense for pensions and postretirement health care was as follows:

                                                                PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                                                ----------------                 -----------------------
COSTS RECOGNIZED IN INCOME                           1998           1997           1996       1998        1997         1996
                                                     ----           ----           ----       ----        ----         ----
Service cost..............................            $ 795         $ 930          $ 830     $1,396     $1,188        $1,132
Interest cost.............................              378           143             85      1,855      1,582         1,288
Expected return on plan assets............             (342)         (272)          (153)         -          -             -
Amount of recognized (gain) loss..........               (4)            4            111        145        162           190
Amount of prior service cost recognized...              120             -              -          -          -             -
                                                      -----         -----          -----     ------     ------        ------

Net pension/postretirement                            $ 947         $ 805          $ 873     $3,396     $2,932        $2,610
 expense.........                                     =====         =====          =====     ======     ======        ======

In connection with the recognition of the minimum liability as required by SFAS No. 87, "Employer's Accounting for Pensions", the Company has recorded an intangible asset of $1,642 included in Other Assets in the accompanying balance sheet, a $1,881 additional minimum liability included in Other Liabilities, and an equity reduction of $148 (net of related tax benefit of $91).

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                              ----------------              -----------------------
CHANGE IN BENEFIT OBLIGATION                                1998           1997                 1998           1997
                                                            ----           ----                 ----           ----
Benefit obligation at Jan. 1..........................     $3,043         $1,926             $26,072       $ 20,080
  Service cost........................................        795            930               1,396          1,188
  Interest cost.......................................        378            143               1,855          1,582
  Amendments..........................................      1,752
  Obligation assumed in acquisition...................          -              -                   -          3,276
  Benefits paid.......................................        (56)           (21)               (415)          (704)
  Actuarial gains.....................................        113             65               2,356            650
                                                           ------         ------              ------         ------

Benefit obligation at Dec. 31                              $6,025         $3,043             $31,264       $ 26,072
                                                           ------         ------              ------         ------

CHANGE IN PLAN ASSETS

Fair value of plan assets at Jan. 1...................     $3,335         $2,299               $   -       $      -
Actual return on plan assets..........................        455            316                   -              -
Company contribution..................................        394            741                 415            704
Benefits paid.........................................        (55)           (21)               (415)          (704)
                                                           ------         ------               -----          -----
Fair value of plan assets at Dec. 31..................     $4,129         $3,335               $   -       $      -
                                                           ------         ------               -----          -----

FUNDED STATUS OF PLAN

Plan assets in excess of (less than) projected
benefits.............................................     $(1,896)        $  292            $(31,264)      $(26,072)
Unrecognized prior service cost......................       1,642             10                   -              -
Unrecognized net actuarial (gain) loss...............         239            235               7,833          5,403
                                                          -------         ------            --------       --------
Net asset (liability) recognized.....................     $   (15)        $  537            $(23,431)      $(20,669)
                                                          =======         ======            ========       ========

AMOUNTS RECOGNIZED IN THE BALANCE SHEET

Other assets.........................................     $     -         $  537                   -              -
Deferred tax asset...................................          91              -                   -              -
Intangible asset.....................................       1,642              -                   -              -
Accrued liabilities..................................         (15)             -            $(23,431)      $(20,669)
Additional minimum liability.........................      (1,881)             -                   -              -
Accumulated other comprehensive income................        148              -                   -              -
                                                          -------         ------            --------       --------
 Net amount recognized...............................     $   (15)        $  537            $(23,431)      $(20,669)
                                                          =======         ======            ========       ========

                                                              PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                       ------------------------------  ------------------------------
ASSUMPTIONS AS OF DECEMBER 31                               1998            1997            1998            1997
                                                       --------------  --------------  --------------  --------------
Discount rate.......................................      6.75%           7.25%           6.75%           7.25
Expected return on assets...........................     10.00%          10.00%
Health care cost trend rate.........................                                      5.00%           5.00%

     A one percentage point increase each year in the assumed healthcare cost trend rate would increase the accumulated postretirement obligation at December 31, 1998 by 13.1% and the service and interest cost components of net periodic postretirement benefit cost for 1998 by 13.7%.

DEFINED CONTRIBUTION PLAN

     The Company sponsors 401(k) retirement plans for substantially all of its employees, which allow employees to contribute up to a specified percentage of their compensation into tax deferred accounts. The Company recorded expense for its contributions to these plans of $780, $932 and $303 in 1998, 1997, and 1996 respectively.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


12.    INCOME TAXES

  The income tax provision (benefit) for 1998, 1997 and 1996 consists of the following components:


                                          1998        1997         1996
                                       ----------  -----------  ----------
  Current provision (benefit)........     $ 3,484      $ 2,910     $  (450)
  Deferred provision (benefit).......      (2,859)      (3,148)      1,015
                                          -------      -------     -------
  Income tax expense (benefit).......     $   625      $  (238)    $   565
                                          =======      =======     =======


  A reconciliation of the Company's statutory and effective income tax rates follows:


                                                                1998        1997       1996
                                                             ----------  ----------  --------
Applicable statutory tax rate..............................      (34)%       (34)%         34%
State income taxes.........................................       (6)         (2)           3
Permanent differences......................................        4
Foreign tax rate difference................................        2
Valuation allowance........................................       31
Other net,.................................................        7                       (3)
                                                               -----      ------       ------
Effective tax rate.........................................        4%        (36)%         34%
                                                               =====      ======       ======

  The components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                          1998                         1997
                                                 DEFERRED      DEFERRED       DEFERRED      DEFERRED
                                                INCOME TAX    INCOME TAX     INCOME TAX    INCOME TAX
                                                LIABILITY        ASSET       LIABILITY        ASSET
                                               ------------  -------------  ------------  -------------
   Property, plant and equipment, net........       $25,036    $               $21,952        $
   Accrued liabilities.......................                      5,336                         8,130
   Postretirement health care benefits.......                      8,526                         7,709
   Alternative minimum tax credit
     carryforwards...........................                      2,774                           733
   Foreign tax credit carryforwards..........                        690
   Net operating loss carryforwards..........                     14,743                         6,447
   Other.....................................                      3,888           951           2,311
   Less valuation allowance..................                     (5,460)      ________       ________
                                                    -------       ------
   Total.....................................       $25,036    $  30,497       $22,903        $ 25,330
                                                    =======       =======      ========       ========

     The Company has net operating loss carryforwards with potential future tax benefits of $13,199 for federal income tax purposes and $1,544 for state income tax purposes at December 31, 1998. The federal net operating losses expire in 2018 and the state net operating losses expire during the years 2013 through 2018. In addition, the Company has alternative minimum tax credit carryforwards aggregating $2,774 at December 31, 1998, which can be carried forward indefinitely. The Company also has $690 of foreign tax credit carryforwards. A valuation allowance has been established due to the uncertainty of realizing certain deferred income tax assets.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     If the Company experiences a change in ownership within the meaning of
Section 382 of the Internal Revenue Code, an annual limitation could be placed upon the Company's ability to realize the benefits of its net operating loss carryforwards.


13.  STOCKHOLDER'S DEFICIT

     Each of the 1,000 shares of the Company's outstanding common stock is owned by Holdings. The following summarizes the rights of the various classes of Holdings' preference and common stock.


PREFERENCE STOCK

     Preference stock, which is nonvoting, contains a liquidation premium equal to $18,150 per share, plus a yield equal to 9.1% per year of such liquidation amount, measured from December 1995. Such liquidation amount is payable upon liquidation, sale of the Company, or upon the completion of an initial public offering of Holdings' common stock. There were 1,000 shares of preference stock outstanding at December 31, 1998 and 1997.


CLASS P COMMON STOCK

     Class P common stock is voting stock, which includes a liquidation preference equal to $250 per share. There were 45,000 shares of Class P common stock outstanding at December 31, 1998 and 1997.


CLASS L COMMON STOCK

     Class L common stock is voting stock, which includes a liquidation preference equal to $1,307 per share plus a 10% yield per year on such liquidation amount measured from December 1995. There were 25,591 shares and 25,667 shares of Class L common stock issued and outstanding at December 31, 1998 and 1997, respectively.

CLASS A COMMON STOCK

     Class A common stock is voting stock, but contains no liquidation preference. There were 64,247 and 57,667 shares of Class A common stock issued and outstanding at December 31, 1998 and 1997, respectively.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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


ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of components of accumulated other comprehensive income follows:

                                                                                     TOTAL
                                        FOREIGN                                    ACCUMULATED
                                        CURRENCY              MINIMUM                 OTHER
                                      TRANSLATION             PENSION             COMPREHENSIVE
                                       ADJUSTMENT            LIABILITY               INCOME
                                       ----------            ---------               ------
December 31, 1997................         $(225)              $    -                  $(225)
  Current period change..........           (93)                (148)                  (241)
                                          -----               ------                  -----
December 31, 1998................         $(318)              $ (148)                 $(466)
                                          =====               ======                  =====


14.  STOCK-BASED COMPENSATION

     Holdings is authorized to grant options to the Company's executive officers at the discretion of the Board of Directors up to the authorized number of shares for Holdings. The exercise price, vesting schedule and maximum term of options granted are set by the Board of Directors. The Company recognizes compensation cost (if any) for options and other stock-based compensation granted by Holdings to the Company's employees. The Company's compensation cost with respect to grants under the stock-based compensation program was not significant; compensation cost calculated in accordance with SFAS 123 is also not material.

     For purposes of SFAS 123 disclosures, the Company estimates the fair value of each option grant on the date of grant using the minimum value option-pricing method with the following weighted-average assumptions used for grants in 1997: dividend yield rate of zero, as Holdings does not pay dividends on its common stock, risk-free interest rates of approximately 6.0%, representing rates on U.S. Treasury obligations with similar duration, and an expected life of 5 years.

               CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  A summary of option activity for 1998, 1997 and 1996, follows:

                                                      1998                       1997                    1996
                                                           WEIGHTED-                 WEIGHTED-                WEIGHED
                                                            AVERAGE                  AVERAGE                  AVERAGE
                                                           EXERCISE                  EXERCISE                 EXERCISE
                                                 SHARES     PRICE        SHARES       PRICE      SHARES        PRICE
                                                 ------     ------       ------       -----      ------        -----
   Outstanding at beginning of year  .......     20,145      $ 275.43     15,845      $240.21      15,845      $240.21
   Granted  ................................          -                    4,300       405.22
   Exercised  ..............................          -                        -
   Forfeited or expired  ...................          -
                                                 ------                   ------                   ------
   Outstanding at end of year  .............     20,145      $ 275.43     20,145      $275.43      15,845      $240.21
                                                 ======                   ======                   ======

   Exercisable at year end  ................      9,914                    6,439                    2,614
   Weighted average fair value of options
    granted during the year  ...............                 $      -                 $  0.81                  $     -


  The following table summarizes information about stock options outstanding at December 31, 1998:


                                               Options Outstanding                           OPTIONS EXERCISABLE
                                                 WEIGHTED
                                                  AVERAGE             WEIGHTED                              WEIGHTED
     RANGE OF                 NUMBER             REMAINING              AVERAGE            NUMBER           AVERAGE
EXERCISE PRICES              OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
------------------------     -----------      -----------------    --------------         -----------      --------------
      $  3.30                 10,073               6.4                    $  3.30            8,918          $  3.30
       312.13                  3,961               7.0                     312.13                -           312.13
       642.13                  5,036               5.2                     642.13              498           642.13
       972.13                  1,075               4.0                     972.13              498           972.13





15.  RELATED PARTY TRANSACTIONS

     Management and advisory services are provided by an affiliate of certain shareholders of Holdings, under an agreement which requires an annual fee of $950, plus certain other contingent fees. Total fees charged to the Company by such affiliate during 1998, 1997, and 1996 were approximately $1,015, $6,475, and $1,350, respectively. The Company also leases certain equipment from an affiliate of Holdings; total fees charged to the Company by such affiliate were approximately $386 in 1998 and $250 in 1997.

     Certain legal services were provided by an affiliate of a director of the Company. Total fees charged to the Company by such affiliate were approximately $1,175, $1,900 and $1,600 in 1998, 1997 and 1996, respectively. As of December
31, 1998 and 1997, the Company owed $670 and $121, respectively.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


16.  COMMITMENTS AND CONTINGENCIES

     During 1998 and 1997, the Company entered into equipment leases which are classified as capital leases. Assets under capital leases at December 31, 1998 are as follows:

     Equipment  ................    $1,000
     Accumulated amortization...      (589)
                                    ------
                                    $  411
                                    ======

     The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense for the Company totaled approximately $5,965, $4,383, $2,385 during 1998, 1997 and 1996, respectively.

     Minimum payments for operating leases having initial or remaining noncancellable lease terms in excess of one year at December 31, 1998 are summarized below:

     YEAR ENDING
     -----------
     DECEMBER 31
     -----------
      1999  .........      $ 5,489
      2000  .........        4,307
      2001  .........        3,298
      2002  .........        2,736
      2003  .........        1,801
      Thereafter  ...        2,811
                           -------
       Total  .......      $20,442
                           =======


     The Company has letters of credit outstanding of $5,650 at December 31, 1998.

     The Company is also subject to other lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business. Management does not believe that the outcome of these uncertainties will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.  BUSINESS SEGMENTS

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance. Prior period amounts have been restated to conform to the requirements of this statement.

     The Company's businesses are organized, managed, and internally reported as three segments. The segments, which are based on differences in customers and products, technologies and services, are Automotive and Light Truck, Commercial Truck, and Industrial and Non-Automotive. The Automotive and Light Truck Industry Segment produces molded engineered plastic components for automotive original equipment manufacturers. This segment primarily supplies components for automotive interiors, exteriors, and power trains. The Commercial Truck Industry Segment produces molded-engineered plastics for the commercial transportation industry. The segment primarily supplies external body panel components for class 4 through class 8 commercial trucks. The Industrial and Non-Automotive Segment produces various plastic components for the agricultural, appliance, commercial construction, and recreational transportation industries. Net sales by segment exclude inter-segment sales. Operating income consists of net sales less applicable operating costs and expenses related to those sales. The Company's general corporate expenses are excluded from segment operating income. Earnings before interest, taxes, depreciation and amortization ("EBITDA") by segment consists of operating income, other expense (income) net, adjusted for interest, taxes, depreciation, and amortization. Identifiable assets by segment are those assets that are used in the operations of each segment. General corporate assets are those not identifiable with the operations of a segment. The Company is not dependent on any single product or market.

     The Company's major customers include automotive and commercial truck original equipment manufacturers. The percentage of sales of each of these major customers to total consolidated sales for the three year periods 1998, 1997, and 1996, respectively, are as follows: Ford, 25.9%, 27.2% and 33.2%; General Motors, 21.9%, 21.7%, and 27.9%; DaimlerChrysler, 10.0%, 11.2%, and 5.3%; and
Freightliner, 8.8 %, 9.8%, and 5.5%.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   BUSINESS SEGMENT INFORMATION

                                                 Commercial                      Corporate and
                                                 ----------                      -------------
                        Year      Automotive       Truck        Industrial        Unallocated       Total Company
                        ----      ----------       -----        ----------        -----------       -------------
Net sales               1998        $252,398     $ 203,068      $ 31,718                               $ 487,184
                        1997         248,438       163,647        14,009                                 426,094
                        1996         219,414       126,612             -                                 346,026

Operating income        1998          19,517         9,688          (325)   *       $ (15,192)            13,688
                        1997          30,251        12,826         1,478    *         (17,240)            27,315
                        1996          25,306        11,385                  *         (11,647)            25,044

EBITDA**                1998          33,358        21,936         1,015              (14,034)            42,275
                        1997          42,543        23,426         1,832              (16,348)            51,453
                        1996          37,056        20,922                            (11,795)            46,183

Assets  ***             1998         189,370       127,194        16,213   ***         31,045            363,822
                        1997         195,436       127,100         9,776   ***         37,172            369,484
                        1996         169,387        71,829                             21,014            262,230

Depreciation and        1998          13,193        12,826         1,385                  628             28,032
amortization
                        1997          12,580        10,457           354                  691             24,082
                        1996          11,750         9,537                                 32             21,319

Capital                 1998          14,782         6,332           463                  363             21,940
expenditures            1997          11,261         5,027                              1,221             17,509
                        1996           4,316         4,603                                711              9,630

*Operating income includes unallocated corporate overhead expenses.

** EBITDA includes operating income, other expense (income) net, adjusted for interest, taxes, depreciation, and amortization.

The following table reconciles EBITDA to pretax income (loss):

                                        1998              1997          1996
                                        ----              ----          ----
EBITDA                              $ 42,275          $ 51,453      $ 46,183

Less:

Depreciation and amortization         28,032            24,082        21,319
Interest expense                      31,974            28,036        23,190
                                    ---------          -------       -------
Pretax income (loss)                $(17,731)          $  (665)      $ 1,674
                                    =========          =======       =======

***Segment assets primarily include accounts receivable; inventory, property, plant and equipment - net, goodwill and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents, deferred financing costs, deferred income taxes, unallocated goodwill, certain investments, other assets, and certain unallocated property, plant and equipment.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


GEOGRAPHIC AREAS
----------------

Information in the table below is presented on the basis the Company uses to manage its businesses. Export sales and certain income and expense items are reported within the geographic area where the final sales to customers are made.


                                                      GEOGRAPHIC INFORMATION

                 Year       United States       Canada           Mexico            Other         Total Company
                 ----       -------------       ------           ------            -----         -------------
Net sales        1998           $406,914        $58,850          $10,967          $10,453           $487,184
                 1997            375,907         41,907            3,922            4,358            426,094
                 1996            309,887         31,101            4,897              141            346,026

Operating        1998             11,433          1,653              308              294             13,688
 income          1997             24,098          2,686              251              280             27,315
                 1996             22,428          2,252              354               10             25,044

EBITDA           1998             35,310          5,107              952              906             42,275
                 1997             45,393          5,060              474              526             51,453
                 1996             41,360          4,151              653               19             46,183

Identifiable     1998            351,128          7,801                -            4,893            363,822
 assets          1997            354,696          7,644                -            7,144            369,484
                 1996            255,748          6,482                -                             262,230


18.    CONDENSED CONSOLIDATING INFORMATION

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

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                                              NON-GUARANTOR    GUARANTOR     ELIMINATIONS/
                                                              -------------    ---------     -------------
                                                    PARENT     SUBSIDIARIES    SUBSIDIARY     ADJUSTMENTS     CONSOLIDATED
                                                   --------    ------------    ----------     -----------     ------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current assets
   Cash.........................................   $   4,141   $         333   $        -     $          -        $   4,474
   Receivables..................................      74,310           6,206            -                -           80,516
   Inventories..................................      23,745           1,880            -                -           25,625
   Reimbursable tooling costs...................      22,590             324            -                -           22,914
   Deferred income taxes and other..............       5,703              85            -                -            5,788
                                                   ---------   -------------   ----------     ------------        ---------
     Total current assets.......................     130,489           8,828            -                -          139,317
Property, plant and equipment, net..............     189,559           3,779            -                -          193,338
Other long-term assets..........................      31,080              87            -                -           31,167
Investment in consolidated subsidiaries.........       6,395               -            -           (6,395)               -
                                                   ---------   -------------   ----------     ------------        ---------
     Total assets...............................   $ 357,523   $      12,694   $        -     $     (6,395)       $ 363,822
                                                   =========   =============   ==========     ============        =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
   Current portion of long-term debt............   $  16,729   $         543   $        -     $          -        $  17,272
   Accounts payable.............................      64,073           1,154            -                -           65,227
   Accrued liabilities..........................      29,739             401            -                -           30,140
                                                   ---------   -------------   ----------     ------------        ---------
     Total current liabilities..................     110,541           2,098            -                -          112,639
Noncurrent liabilities
   Long-term debt...............................     310,510           4,519            -                -          315,029
   Workers' compensation........................           -               -            -                -                -
   Postretirement healthcare benefits...........      23,431               -            -                -           23,431
   Other liabilities............................       3,545               -            -                -            3,545
                                                   ---------   -------------   ----------     ------------        ---------
     Total liabilities..........................     448,027           6,617            -                -          454,644
                                                   ---------   -------------   ----------     ------------        ---------
Stockholder's equity (deficit)
   Common stock.................................           -               -            -                -                -
   Paid-in capital..............................      17,808           5,257            -           (5,257)          17,808
   Accumulated other comprehesive income........        (148)           (318)           -                -             (466)
   Retained earnings (accumulated deficit)......    (108,164)          1,138            -           (1,138)        (108,164)
                                                   ---------         -------   ----------     ------------        ---------
     Total stockholder's equity (deficit).......     (90,504)          6,077            -           (6,395)         (90,822)
                                                   ---------         -------   ----------     ------------        ---------
     Total liabilities and equity (deficit).....   $ 357,523         $12,694   $        -     $     (6,395)       $ 363,822
                                                   =========         =======   ==========     ============        =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1997

                                                                    NON-
                                                                    ----
                                                                  GUARANTOR      GUARANTOR    ELIMINATIONS/
                                                                  ---------      ---------    ------------
                                                     PARENT     SUBSIDIARIES    SUBSIDIARY     ADJUSTMENTS    CONSOLIDATED
                                                    --------    ------------    ----------     -----------    ------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash............................................   $  1,646        $ 2,142       $       -       $              $  3,788
  Receivables.....................................     79,760          5,926                         (3,569)        82,117
  Inventories.....................................     23,081          2,030                                        25,111
  Reimbursable tooling costs......................     16,727            186                                        16,913
  Deferred income taxes and other.................     14,466            197                                        14,663
                                                     --------        -------       ---------       --------       --------
   Total current assets...........................    135,680         10,481               -         (3,569)       142,592
Property, plant and equipment, net................    192,343          4,307                                       196,650
Other long-term assets............................     30,242                                                       30,242
Investment in consolidated subsidiaries...........      6,800                                        (6,800)
                                                     --------        -------       ---------       --------       --------
   Total assets...................................   $365,065        $14,788       $       -       $(10,369)      $369,484
                                                     ========        =======       =========       ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt...............   $  7,765        $     -       $       -      $       -       $  7,765
  Accounts payable................................     50,995          1,333                         (3,569)        48,759
  Accrued liabilities.............................     36,211          1,480                                        37,691
                                                     --------        -------       ---------       --------       --------
   Total current liabilities......................     94,971          2,813               -         (3,569)        94,215
Noncurrent liabilities
  Long-term debt..................................    309,389          5,400                                       314,789
  Workers' compensation...........................      1,251                                                        1,251
  Postretirement healthcare benefits..............     20,669                                                       20,669
  Other long-term liabilities.....................      3,365                                                        3,365
  Deferred income taxes...........................      7,689                                                        7,689
                                                     --------        -------       ---------       --------       --------
   Total liabilities..............................    437,334          8,213               -         (3,569)       441,978
                                                     --------        -------       ---------       --------       --------
Stockholder's equity (deficit)
  Common stock
  Paid-in capital.................................     17,539          5,257                         (5,257)        17,539
  Accumulated other comprehensive income..........                      (225)                                         (225)
  Retained earnings (accumulated deficit).........    (89,808)         1,543                         (1,543)       (89,808)
                                                     --------        -------       ---------       --------       --------
   Total stockholder's equity (deficit)...........    (72,269)         6,575               -         (6,800)       (72,494)
                                                     --------        -------       ---------       --------       --------
   Total liabilities and stockholder's
   equity (deficit)...............................   $365,065        $14,788       $       -       $(10,369)      $369,484
                                                     ========        =======       =========       ========       ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1998

                                                                NON-GUARANTOR      GUARANTOR      ELIMINATIONS/
                                                                -------------      ---------      -------------
                                                   PARENT       SUBSIDIARIES       SUBSIDIARY      ADJUSTMENTS      CONSOLIDATED
                                                  ---------     ------------       ----------     -------------     ------------
Sales........................................     $470,931           $16,253       $      -        $         -       $487,184
Cost of sales................................      418,245            14,475              -                  -        432,720
                                                  --------           -------       ----------     -------------      --------
Gross profit.................................       52,686             1,778              -                  -         54,464
Selling, general and administrative
     expenses................................       39,152             1,624              -                  -         40,776
                                                  --------           -------       ----------     -------------      --------
Income from operations.......................       13,534               154              -                  -         13,688
Other expense (income)
     Interest expense........................       31,710               264              -                  -         31,974
     Other, net..............................         (553)               (2)             -                  -           (555)
                                                  --------           -------       ----------     -------------      --------
Loss before income tax.......................      (17,623)             (108)             -                  -        (17,731)
Income tax expense...........................          328               297              -                  -            625
                                                  --------           -------       ----------     -------------      --------
Loss before equity in income of
 consolidated subsidiaries...................      (17,951)             (405)             -                  -        (18,356)
Equity in loss of consolidated
 subsidiaries................................         (405)                -              -                405              -
                                                  --------           -------       ----------     -------------      --------
Net loss.....................................     $(18,356)          $  (405)      $      -        $       405       $(18,356)
                                                  ========           =======       ==========     =============      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1997

                                                                NON-GUARANTOR      GUARANTOR      ELIMINATIONS/
                                                                -------------      ---------      -------------
                                                   PARENT       SUBSIDIARIES       SUBSIDIARY      ADJUSTMENTS      CONSOLIDATED
                                                  ---------     ------------       ----------     -------------     ------------
                                                                              (DOLLARS IN THOUSANDS)
Sales........................................      $413,536         $12,558          $        -        $     -         $426,094
Cost of sales................................       357,439           9,598                                             367,037
                                                   --------         -------          ----------        -------         --------
Gross profit.................................        56,097           2,960                   -              -           59,057
Selling, general and administrative
  expenses...................................        31,239             957                               (454)          31,742
                                                   --------         -------          ----------        -------         --------
Income from operations.......................        24,858           2,003                   -            454           27,315
Other expense (income)
     Interest expense........................        27,941              95                                              28,036
     Other, net..............................          (431)            (79)                               454              (56)
                                                   --------         -------          ----------        -------         --------
Income (loss) before income tax..............        (2,652)          1,987                   -              -             (665)
Income tax expense (benefit).................          (951)            713                                                (238)
                                                   --------         -------          ----------        -------         --------
Income (loss) before extraordinary item......        (1,701)          1,274                   -              -             (427)
Extraordinary loss...........................         9,788                                                               9,788
                                                   --------         -------          ----------        -------         --------
Income (loss) before equity in income of
  consolidated subsidiaries..................       (11,489)          1,274                   -              -          (10,215)
Equity in income of consolidated
  subsidiaries...............................         1,274               -                   -         (1,274)               -
                                                   --------         -------          ----------        -------         --------
Net income (loss)............................      $(10,215)        $ 1,274          $        -        $(1,274)        $(10,215)
                                                   ========         =======          ==========        =======         ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1996

                                                                NON-GUARANTOR      GUARANTOR      ELIMINATIONS/
                                                                -------------      ---------      -------------
                                                   PARENT       SUBSIDIARIES       SUBSIDIARY      ADJUSTMENTS      CONSOLIDATED
                                                  ---------     ------------       ----------     -------------     ------------
                                                                              (DOLLARS IN THOUSANDS)
Sales.................................             $336,470        $9,556           $    -          $   -               $346,026
Cost of sales.........................              287,629         7,113                                                294,742
                                                   --------        ------           ------          -----               --------
Gross profit..........................               48,841         2,443                -              -                 51,284
Selling, general and administrative
  expenses............................               25,963           761                            (484)                26,240
                                                   --------        ------           ------          -----               --------
Income from operations................               22,878         1,682                -            484                 25,044
Other expense (income)
    Interest expense..................               23,190                                                               23,190
    Other, net........................                 (737)          433                             484                    180
                                                   --------        ------           ------          -----               --------
Income before income tax..............                  425         1,249                -              -                  1,674
Income tax expense....................                  148           417                                                    565
                                                   --------        ------           ------          -----               --------
Income before equity in income of
 consolidated subsidiaries............                  277           832                -              -                  1,109
Equity in income of consolidated
  subsidiaries........................                  832             -                            (832)                     -
                                                   --------        ------           ------          -----               --------
Net income............................             $  1,109        $  832           $    -          $(832)              $  1,109
                                                   ========        ======           ======          =====               ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1998

                                                                             NON-GUARANTOR    GUARANTOR
                                                                             -------------    ---------
                                                                   PARENT     SUBSIDIARIES    SUBSIDIARY    CONSOLIDATED
                                                                 ---------    ------------    ----------    ------------
                                                                                 (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......       $  20,834      $  (1,214)     $      -       $  19,620
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash required........................            (340)             -             -            (340)
Purchases of property, plant and equipment................         (21,602)          (338)            -         (21,940)
                                                                 ---------      ---------      --------       ---------
    NET PROVIDED BY (CASH USED) IN INVESTING ACTIVITIES...         (21,942)          (338)            -         (22,280)
                                                                 ---------      ---------      --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving debt........................          12,500              -             -          12,500
Repayment of long-term debt...............................          (8,939)          (130)            -          (9,069)
Principal payments on capital lease obligations...........            (227)             -             -            (227)
Contribution by stockholders..............................             269              -             -             269
                                                                 ---------      ---------      --------       ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...           3,603           (130)            -           3,473
                                                                 ---------      ---------      --------       ---------
Effect of foreign currency rate fluctuations on cash......               -           (127)            -            (127)
                                                                 ---------      ---------      --------       ---------
Net increase (decrease) in cash...........................           2,495         (1,809)            -             686
Cash at beginning of period...............................           1,646          2,142             -           4,474
                                                                 ---------      ---------      --------       ---------
Cash at end of period.....................................       $   4,141      $     333      $      -       $   6,155
                                                                 =========      =========      ========       =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING TRANSACTIONS:
Note payable issued in connection with acquisition........       $   1,550      $       -      $      -       $   1,550
                                                                 =========      =========      ========       =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1997

                                                                             NON-GUARANTOR    GUARANTOR
                                                                             -------------    ---------
                                                                   PARENT     SUBSIDIARIES    SUBSIDIARY    CONSOLIDATED
                                                                 ---------    ------------    ----------    ------------
                                                                                 (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......        $  17,663      $ (1,856)       $     -       $  15,807
                                                                 ---------      --------        -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired.......................          (72,434)                                     (72,434)
Purchases of property, plant and equipment...............          (17,498)          (11)                       (17,509)
                                                                 ---------      --------        -------       ---------
    NET CASH USED IN INVESTING ACTIVITIES................          (89,932)          (11)             -         (89,943)
                                                                 ---------      --------        -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving debt.......................           11,500                                       11,500
Repayment of long-term debt..............................         (233,712)                                    (233,712)
Principal payments on capital lease obligations..........             (244)                                        (244)
Proceeds from issuance of long-term debt.................          305,000                                      305,000
Cost of debt and equity financing........................          (16,424)                                     (16,424)
                                                                 ---------     ---------        -------       ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES............           66,120             -              -          66,120
                                                                 ---------      --------        -------       ---------
Effect of foreign currency rate fluctuations on cash.....                           (138)                          (138)
                                                                 ---------      --------        -------       ---------
Net decrease in cash.....................................           (6,149)       (2,005)             -          (8,154)
Cash at beginning of period..............................            7,795         4,147                         11,942
                                                                 ---------      --------        -------       ---------
Cash at end of period....................................        $   1,646      $  2,142        $     -       $   3,788
                                                                 =========      ========        =======       =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING TRANSACTION:
Notes payable issued in connection with acquisition......        $       -      $  5,400        $     -       $   5,400
                                                                 =========      ========        =======       =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1996

                                                                             NON-GUARANTOR    GUARANTOR
                                                                             -------------    ---------
                                                                   PARENT     SUBSIDIARIES    SUBSIDIARY    CONSOLIDATED
                                                                 ---------    ------------    ----------    ------------
                                                                                 (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......       $  (5,929)     $   1,779       $     -       $  (4,150)
                                                                 ---------      ---------       -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired........................         (18,160)                                     (18,160)
Purchases of property, plant and equipment................          (9,394)          (236)                       (9,630)
                                                                 ---------      ---------       -------       ---------
    NET CASH USED IN INVESTING ACTIVITIES.................         (27,554)          (236)            -         (27,790)
                                                                 ---------      ---------       -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving debt........................          13,000                                       13,000
Repayment of long-term debt...............................         (48,363)                                     (48,363)
Proceeds from issuance of long-term debt..................          73,178                                       73,178
Cost of debt and equity financing.........................          (2,907)                                      (2,907)
Contribution by stockholder...............................             275                                          275
                                                                 ---------      ---------       -------       ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES.............          35,183              -             -          35,183
                                                                 ---------      ---------       -------       ---------
Effect of foreign currency rate fluctuations on cash                     -             37                            37
 .                                                               ---------      ---------       -------       ---------
Net increase in cash......................................           1,700          1,580             -           3,280
Cash at beginning of period...............................           6,095          2,567                         8,662
                                                                 ---------      ---------       -------       ---------
Cash at end of period.....................................       $   7,795      $   4,147       $     -       $  11,942
                                                                 =========      =========       =======       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTION:

Notes payable issued in connection with acquisition.......       $  13,700                                    $  13,700
                                                                 =========                                    =========

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholder of Cambridge Industries, Inc.

   Our audit of the consolidated financial statements of Cambridge Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and for the years then ended referred to in our report dated March 12, 1999 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying Financial Statement Schedule. In our opinion, this Financial Statement Schedule of Cambridge Industries, Inc. and its subsidiaries presents fairly, in all material respects, the information set forth therein as of December 31, 1998 and 1997, and for the years then ended when read in conjunction with the related consolidated financial statements.

   The consolidated financial statements and the Financial Statement Schedule for the year ended December 31, 1996 were audited by other independent accountants whose report dated March 28, 1997 expressed an unqualified opinion on those statements and that schedule.



PricewaterhouseCoopers LLP


Bloomfield Hills, Michigan
March 12, 1999

                        INDEPENDENT AUDITOR'S REPORT ON
                         FINANCIAL STATEMENT SCHEDULE

Cambridge Industries, Inc.

  We have audited the consolidated statements of operations, of cash flows and of changes in stockholder's deficit of Cambridge Industries, Inc. and subsidiaries (the "Company") for the year ended December 31, 1996 and have issued our report thereon dated March 28, 1997; such financial statements and report are included in this Annual Report on Form 10-K. Our audit included the Financial Statement Schedule of the Company for the year ended December 31, 1996, listed in Item 14. This Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based on our audit. In our opinion, such Financial Statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1996.

Deloitte & Touche LLP
Detroit, Michigan
March 28, 1997

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                                                        ADDITIONS
                                                                     ---------------
                                                                  CHARGED
                                                                  -------
                                                 BALANCE AT      TO COSTS      CHARGED                  BALANCE
                                                 ----------      --------      -------                  -------
                                                BEGINNING OF        AND       TO OTHER      WRITE-     AT END OF
                                                ------------        ---       --------      ------     ---------
                                                    YEAR         EXPENSES     ACCOUNTS       OFFS        YEAR
                                                    ----         --------     --------       ----        ----
Allowance for doubtful accounts
For the year ended December 31,
   1998.......................................    $  3,054       $    706     $      -    $  (1,356)    $  2,404
   1997.......................................    $  3,921       $    642     $      -    $  (1,509)    $  3,054
   1996.......................................    $  1,479       $  3,355     $      -    $    (913)    $  3,921
Allowance for inventory obsolescence and
 lower of cost or market reserve
For the year ended December 31,
   1998.......................................    $  1,223       $    473     $     40    $    (848)    $    888
   1997.......................................    $  1,150       $      -     $    405    $    (332)    $  1,223
   1996.......................................    $    610       $    315     $    603    $    (378)    $  1,150
Allowance for reimbursable tooling
For the year ended December 31,
   1998.......................................    $  4,100       $      -            -    $  (4,100)    $      -
   1997.......................................    $  4,100       $      -     $      -    $       -     $  4,100
   1996.......................................    $  1,373       $     27     $  2,700    $       -     $  4,100

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


                           CE AUTOMOTIVE TRIM SYSTEMS, INC.

                           By: /s/ Richard S. Crawford

                                    RICHARD S. CRAWFORD
                                   Chairman of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                          CAMBRIDGE INDUSTRIES, INC.

                                   SIGNATURE
                                   ---------
                                                       TITLE
                                                       -----
                                                                        DATE
                                                                        ----


                            /s/ Richard S. Crawford

                                 RICHARD S. CRAWFORD

                                   Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)

                                                          March 31, 1999



                            /s/ John M. Colaianne

                                 JOHN M. COLAIANNE

                                   Secretary and Chief Financial Officer
                                     (Principal Financial Officer)

                                                          March 31, 1999

                            /s/ Ira J. Jaffe*

                                 IRA J. JAFFE

                                  Director

                                                          March 31, 1999



                            /s/ Robert C. Gay*

                                 ROBERT C. GAY

                                  Director

                                                          March 31, 1999



                            /s/ Edward W. Conard*

                                 EDWARD W. CONARD

                                  Director

                                                          March 31, 1999



                            /s/ Ronald P. Mika*

                                 RONALD P. MIKA

                                  Director

                                                          March 31, 1999

                       CE AUTOMOTIVE TRIM SYSTEMS, INC.

                                   SIGNATURE
                                   ---------
                                                       TITLE
                                                       -----
                                                                        DATE
                                                                        ----


                            /s/ Richard S. Crawford

                                 RICHARD S. CRAWFORD

                                   Chairman of the Board (Principal Executive
                                   Officer) and Director

                                                                 March 31, 1999



                            /s/ Kevin J. Alder

                                 KEVIN J. ALDER

                                 President and Director

                                                                 March 31, 1999



                            /s/ John M. Colaianne

                                 JOHN M. COLAIANNE

                                   Secretary and Chief Financial Officer
                                    (Principal Financial Officer)

                                                                 March 31, 1999



                            /s/ Jon W. Anderson

                                 JON W. ANDERSON

                                   Corporate Controller (Principal Accounting
                                    Officer)

                                                                 March 31, 1999

                               INDEX TO EXHIBITS

 Exhibit                                            EXHIBIT
  Number                                            -------
  ------
     2.1    Asset Purchase Agreement, dated as of January 1, 1999, among Livingston, Inc., Robert D. Morganstern, and Cambridge
            Industries, Inc.
     3.1    Amended and Restated Certificate of Incorporation of Cambridge Industries, Inc.*
     3.2    Amended and Restated Bylaws of Cambridge Industries, Inc.*
     3.3    Articles of Incorporation of CE Automotive Trim Systems, Inc.*
     3.4    Bylaws of CE Automotive Trim System, Inc.*
    10.1    Employment Agreement, dated as of November 17, 1995, between Richard S. Crawford and
            Cambridge Industries, Inc.*
    10.2    Amendment to Employment Agreement, dated as of March 1, 1996, between Richard S. Crawford and Cambridge Industries, Inc.*
    10.3    Employment Agreement, dated as of November 17, 1995, between Richard E. Warnick and
            Cambridge Industries, Inc.*
    10.4    Employment Agreement, dated as of November 17, 1995, between John D. Craft and Cambridge
            Industries, Inc.*
    10.5    Management Services Agreement, dated as of November 17, 1995 and amended as of March 1, 1996, between Cambridge Industries, Inc. and Bain Capital, Inc.*
    10.6    Warrant Agreement dated as of November 17, 1995 between Cambridge Industries Holdings, Inc. and
            Bankers Trust Company.*
    10.7    Amendment to Warrant Agreement between Cambridge Industries Holdings, Inc. and Bankers Trust
            Company, dated as of December 12, 1995.*
    10.8    Warrant Agreement dated as of December 14, 1995 among Bain Capital V Mezzanine Fund, L.P.,
            BCIP Trust Associates, L.P. and Cambridge Industries Holdings, Inc.*
    10.9    Class A Warrant Certificate No. W-A1, Date of Issuance: December 14, 1995.*
   10.10    Class A Warrant Certificate No. W-A2, Date of Issuance: December 14, 1995.*
   10.11    Class L Warrant Certificate No. W-L1, Date of Issuance: December 14, 1995.*
   10.12    Class L Warrant Certificate No. W-L2, Date of Issuance: December 14, 1995.*
   10.13    Warrant Agreement, dated as of March 1, 1996, among Cambridge Holdings Industries, Inc., Bein
            Capital V Mezzeine Fund, L.P., BCIP Trust Associates, L.P. and Crawford Investment Group,
            L.L.C.*
   10.14    Class A Warrant Certificate No. W-A3, Date of Issuance: March 1, 1996.*
   10.15    Class A Warrant Certificate No. W-A4, Date of Issuance: March 1, 1996.*
   10.16    Class A Warrant Certificate No. W-A5, Date of Issuance: March 1, 1996.*
   10.17    Class A Warrant Certificate No. W-A6, Date of Issuance: March 1, 1996.*
   10.18    Class A Warrant Certificate No. W-A7, Date of Issuance: March 1, 1996.*
   10.19    Class A Warrant Certificate No. W-L3, Date of Issuance: March 1, 1996.*
   10.20    Class A Warrant Certificate No. W-L4, Date of Issuance: March 1, 1996.*
   10.21    Class A Warrant Certificate No. W-L5, Date of Issuance: March 1, 1996.*
   10.22    Class A Warrant Certificate No. W-L6, Date of Issuance: March 1, 1996.*
   10.23    Class A Warrant Certificate No. W-L7, Date of Issuance: March 1, 1996.*
   10.24    Asset Purchase Agreement, dated as of March 1, 1996, among GenCorp. Inc., Cambridge Industries
            Holdings, Inc. and Cambridge Industries, Inc.*
   10.25    Management Agreement with Donald I. Holton, dated as of October 15, 1996.*
   10.26    Holdings Services Agreement, dated as of July 1, 1997, between Cambridge Industries, Inc. and
            Cambridge Industries Holdings, Inc.*
   10.27    Credit Agreement, dated as of July 10, 1997, among Cambridge Industries Holdings, Inc., Cambridge
            Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*
   10.28    Subsidiary Guaranty, dated as of July 10, 1997.*
   10.29    Pledge Agreement, dated as of July 10, 1997, among Cambridge Industries Holdings, Inc., Cambridge
            Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*


 Exhibit
 Number                                      EXHIBIT
---------                                    -------
   10.30    Security Agreement, dated as of July 10, 1997, among Cambridge Industries Holdings, Inc.,
            Cambridge Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*
   10.31    Asset Purchase Agreement, dated as of July 9, effective as of June 30, 1997, between Eagle-Picher
            Industries, Inc. and Cambridge Industries, Inc.*
   10.32    Agreement, dated as of July 8, 1997, between Cambridge Industries, Inc. and the Goodyear Tire &
            Rubber Company.*
   10.33    Stock Purchase Agreement, dated as of April 25, 1997 between Erpe Ernst Pelz Vertriebs GmbH and
            Cambridge Industries, Inc.*
   10.34    Joint Venture Agreement, dated as of March 4, 1994, among Cambridge Industries, Inc., Empe Ernst
            Pelz GmbH & Co. and Erpe Ernst Pelz Vertriebs GmbH (the ''Empe-Erpe JV Agreement'').*
   10.35    Purchase Election, dated as of March 13, 1997 by Cambridge Industries, Inc. in relation to the Empe-
            Erpe JV Agreement.*
   10.36    Acceptance of Empe-Erpe JV Agreement Purchase Election, dated as of March 28, 1997.*
   10.37    Election to Terminate the Empe-Erpe JV Agreement, dated as of February 6, 1997.*
   10.38    Amendment to Stockholders Agreement, dated December 31, 1997, among Holdings, Richard S.
            Crawford, certain individual members of the Bain Group, Bankers Trust Company and each other
            Bank Holder which becomes a party to the Stockholders Agreement.**
   10.39    Second Amendment to Employment Agreement, dated December 31, 1997, effective January 1, 1998, between the Company and Richard S. Crawford.**
   10.40    Second Amendment to Management Services Agreement, dated December 31, 1997, effective January
            1, 1998, between the Company and Bain Capital, Inc.**
   10.41    Aircraft Lease, dated January 1, 1998, between Mack L.L.C. and the Company.**
   10.42    Aircraft Lease, dated January 1, 1998, between the Company and Richard S. Crawford.**
   10.43    Second, Third and Fourth Amendments to the Credit Agreement among Cambridge Holdings, Inc.,
            Cambridge Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent
    16.1    Letter regarding Change in Independent Accountants.*
    21.1    List of All Subsidiaries.*
    27.1    Financial Data Schedule

--------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 effective as of December 10, 1997.
** Previously filed with the Company's Annual Report on Form 10-K on March 31,
   1998.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.
** This exhibit was the subject of a Form 12b-25 and is included herein.