Form 10-Q
period 1999-03-31
CAMBRIDGE INDUSTRIES INC /DE
filed 1999-05-14
CIK 1044649

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-Q

(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


                  OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

COMMISSION FILE NUMBER: 333-34061

                          CAMBRIDGE, INDUSTRIES, INC.
                       CE AUTOMOTIVE TRIM SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


Cambridge - DELAWARE                              Cambridge - 38-3188000
CE-Michigan                                       CD-38-2173408
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    identification No.)


555 Horace Brown Drive                            48071
Madison Heights, MI                               (ZipCode)
(Address of principal executive offices)

(248) 616-0500                                    None
(Registrant's telephone number, including         (Name of exchange on which
 area code)                                       registered)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Number of shares of Common Stock, $0.01 par value per share, outstanding at March 31, 1999: 1,000

                          CAMBRIDGE INDUSTRIES, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999
                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I - Financial Information:
Item 1 -- Financial Statements
Consolidated Balance Sheets - March 31, 1999 and
December 31, 1998                                                             3
Consolidated Statements of Operations-- Three Months
ended March 31, 1999 and 1998                                                 4
Consolidated Statements of Cash Flows - Three Months
ended March 31, 1999 and 1998                                                 5
Notes to the Unaudited Consolidated Financial Statements                      6
Item 2 - Management's discussion and analysis of financial condition
and results of operations                                                    16

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                     MARCH 31,   DECEMBER 31,
                                                        1999         1998
                                                     ----------  -------------
                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash.............................................  $     145      $   4,474
  Receivables......................................     70,509         80,516
  Inventories......................................     24,153         25,625
  Reimbursable tooling costs.......................     19,022         22,914
  Deferred income taxes and other..................      5,283          5,788
                                                     ---------      ---------
Total current assets...............................    119,112        139,317
Property, plant and equipment, net of accumulated
 depreciation of $96,725 and $89,904 respectively..    190,250        193,338
Other assets.......................................     32,461         31,167
                                                     ---------      ---------
Total assets.......................................  $ 341,823      $ 363,822
                                                     =========      =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt................  $   6,978      $  17,272
  Accounts payable.................................     48,203         65,227
  Accrued liabilities..............................     30,084         30,140
                                                     ---------      ---------
Total current liabilities..........................     85,265        112,639
Non-current liabilities:
  Long-term debt...................................    323,522        315,029
  Post-retirement health care benefits.............     24,156         23,431
  Deferred income taxes and other liabilities......      3,545          3,545
                                                     ---------      ---------
Total liabilities..................................    436,488        454,644

Commitments and contingencies (Note 3)

Stockholder's deficit:
  Common stock, $.01 par value, 3,000 shares
   authorized, 1,000 shares issued and
   outstanding.....................................          -              -
  Paid-in capital..................................     17,808         17,808
  Accumulated other comprehensive income...........        (28)          (466)
  Accumulated deficit..............................   (112,445)      (108,164)
                                                     ---------      ---------
Total stockholder's deficit........................    (94,665)       (90,822)
                                                     ---------      ---------
Total liabilities and stockholder's deficit........  $ 341,823      $ 363,822
                                                     =========      =========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ---------------------
                                                                   1999        1998
                                                                 --------    --------
Sales .......................................................    $126,030    $121,141
Cost of sales ...............................................     112,137     109,158
                                                                 --------    --------
Gross profit ................................................      13,893      11,983
Selling, general and administrative expenses.................      10,274       9,374
                                                                 --------    --------
Income from operations.......................................       3,619       2,609
Other expense (income):
  Interest expense ..........................................       8,687       7,980
  Other, net ................................................         524         111
                                                                 --------    --------
Loss before income tax and
 change in accounting method.................................      (5,592)     (5,482)
Income tax benefit............. .............................      (1,510)     (2,171)
Cumulative effect of change in accounting method
 (net of tax benefit of $112)................................        (199)          -
                                                                 --------    --------
Net loss.......... ..........................................    $ (4,281)   $ (3,311)
                                                                 ========    ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                     Three Months Ended
                                                                         March 31,
                                                                     ------------------

                                                                       1999        1998
                                                                     -------     -------
Cash flows from operating activities:
   Net loss...................................................     $  (4,281)   $ (3,311)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization..............................         7,772       8,173
   Post-retirement benefit expenses, net of cash payments.....           725         722
   Deferred income tax benefit................................        (1,668)       (798)
   Equity loss in joint venture...............................           400           -
   Cumulative effect of accounting change.....................           311           -
Changes in assets and liabilities, excluding the effect of
 acquisitions:
   Receivables................................................         9,963      20,915
   Inventories................................................         1,386         727
   Reimbursable tooling costs.................................         3,801      (1,901)
   Accounts payable and accrued liabilities...................       (17,102)    (11,545)
   Other......................................................           102       1,096
                                                                   ---------    --------
Net cash provided by operating activities....................          1,409      14,078

Cash flows from investing activities:
   Sales of property, plant and equipment.....................           262           -
   Acquisitions, net of cash acquired.........................             -        (600)
   Purchase of property, plant and equipment..................        (5,462)     (5,033)
                                                                   ---------    --------
Net cash used in investing activities........................         (5,200)     (5,633)

Cash flows from financing activities:
   Net change in revolving debt...............................        14,500      (8,000)
   Repayment of long-term debt and capital lease obligations..       (14,700)     (3,054)
                                                                    ---------    --------
Net cash used in financing activities........................           (200)    (11,054)
                                                                     --------    --------

Effect of foreign currency rate fluctuations on cash.........           (338)        (57)
                                                                     --------    --------
Net decrease in cash.........................................         (4,329)     (2,666)
Cash at beginning of period..................................          4,474       3,788
                                                                    --------     --------
Cash at end of period........................................      $     145    $  1,122
                                                                    ========    ========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Cambridge Industries, Inc. and its subsidiaries (the "Company") as of March 31, 1999, the results of its operations for the three months ended March 31, 1999 and 1998, and its cash flows for the three months ended March 31, 1999 and 1998.

During the fourth quarter of 1998, the Company recorded significant adjustments that impacted reported results for the first three quarters of 1998. These adjustments corrected the treatment of amounts originally applied against purchase accounting reserves and charged them to operations. The effect of these adjustments was to reduce gross profit by $1.3 million and increase net loss by $1.2 million from the previously reported results for the quarter ending March 31, 1998.

The unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. This statement requires companies to expense all previously capitalized start up costs upon adoption and requires all future start up costs to be treated as period costs. In accordance with the provisions of the statement, in the first quarter of 1999 the Company wrote off $0.3 million of start up costs associated with its joint venture with Dos Manos Technologies.

The Company's total comprehensive income was as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------

                                                                         1999          1998
                                                                         ----          ----
Net loss...................................................            $(4,281)        $(3,311)
Other comprehensive income:
  Unrealized foreign currency translation..................                438             (57)
                                                                       -------         -------
Total comprehensive loss...................................            $(3,843)        $(3,368)
                                                                       =======         =======

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)


2.   INVENTORIES

At March 31, 1999 and December 31, 1998, inventories consist of the following:

                                                                                        March 31,       December 31,
                                                                                           1999             1998
                                                                                        ----------      ------------
Finished goods ....................................................................      $   4,012       $    4,890
Work-in-process ...................................................................          6,505            8,106
Raw materials .....................................................................         12,963           11,946
Supplies...........................................................................          1,392            1,571
                                                                                         ---------       ----------
        Total .....................................................................         24,872           26,513
Less allowance for obsolescence and lower of cost or market reserve................           (719)            (888)
                                                                                         ---------       ----------
        Inventories, net...........................................................      $  24,153       $   25,625
                                                                                         =========       ==========

3.   COMMITMENT AND CONTINGENCIES

The Company has letters of credit outstanding of $4,650 at March 31, 1999.

The Company is subject to lawsuits and claims pending or asserted with respect to matters in the ordinary course of business. The Company does not believe that the outcome of these uncertainties will have a material impact on the Company's financial position, results of operations, or cash flows.

4.   BUSINESS SEGMENTS

The Company's businesses are organized, managed, and internally reported as three segments. The segments, which are based on differences in customers and products, technologies and services, are Automotive and Light Truck, Commercial Truck and Industrial and Non-Automotive. The Automotive and Light Truck Industry Segment produces molded engineered plastic components for automotive original equipment manufacturers. This segment primarily supplies components for automotive interiors, exteriors, and power trains. The Commercial Truck Industry Segment produces molded-engineered plastics for the commercial transportation industry. The segment primarily supplies external body panel components for class 4 through class 8 commercial trucks. The Industrial and Non-Automotive Segment produces various plastic components for the agricultural, appliance, commercial construction, and recreational transportation industries. Net sales by segment exclude inter-segment sales. Operating income consists of net sales less applicable operating costs and expenses related to those sales. The Company's general corporate expenses are excluded from segment operating income. Earnings before interest, taxes, depreciation and amortization ("EBITDA") by segment consists of operating income, other expense (income) net, adjusted for interest, taxes, depreciation, and amortization. The Company is not dependent on any single product or market.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

                         BUSINESS SEGMENT INFORMATION
                            QUARTER ENDED MARCH 31

                                               Commercial                 Corporate &     Total
                         Year     Automotive     Truck       Industrial   Unallocated    Company
                         ----     ----------     -----       ----------   -----------    -------
Net Sales                1999      $64,800      $55,575        $5,655                    $126,030
                         1998       64,168       47,934         9,039                     121,141
Operating Income*        1999        3,834        3,998          (602)      $(3,611)        3,619
                         1998        4,202          945           365        (2,903)        2,609
EBITDA**                 1999        7,807        7,247          (404)       (5,463)       10,867
                         1998        8,174        4,548           732        (2,783)       10,671

*  Operating income includes unallocated corporate overhead expenses.

** EBITDA includes operating income, other expense (income) net, adjusted for interest, taxes, depreciation and amortization.

The following table reconciles EBITDA to pretax income (loss):

                                               1999         1998
                                               ----         ----
EBITDA                                      $10,867       $10,671
Less:
Depreciation and amortization                 7,772         8,173
Interest expense                              8,687         7,980
                                            -------       -------
Pretax loss, before cumulative  effect
of change in accounting method              $(5,592)      $(5,482)
                                            =======       =======

5.   CONSOLIDATING INFORMATION

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

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)


Separate financial statements of CE are not presented herein as management does not believe that such statements are material. CE had no revenues or operations during the periods presented. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or similar charges.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                MARCH 31, 1999
                            (Dollars in Thousands)

                                                                      NON-
                                                                    GUARANTOR    GUARANTOR   ELIMINATIONS/
                                                        PARENT    SUBSIDIARIES   SUBSIDIARY   ADJUSTMENTS    CONSOLIDATED
                                                      ----------  -------------  ----------  --------------  -------------
ASSETS

Current Assets
    Cash..........................................    $       -     $      145   $        -  $           -    $       145
    Receivables...................................       64,063          6,446            -              -         70,509
    Inventories...................................       22,479          1,674            -              -         24,153
    Reimbursable tooling costs....................       18,842            180            -              -         19,022
    Deferred income taxes and other...............        5,207             76            -              -          5,283
                                                      ---------     ----------   ----------  -------------    -----------
        Total current assets......................      110,591          8,521            -                       119,112
Property, plant and equipment, net................      187,607          2,643            -              -        190,250
Other long-term assets............................       32,609           (148)           -              -         32,461
Investment in consolidated subsidiaries...........        5,815              -            -         (5,815)             -
                                                      ---------     ----------   ----------  -------------    -----------
        Total assets..............................    $ 336,622     $   11,016   $        -        $(5,815)   $   341,823
                                                      =========     ==========   ==========  =============    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT

Current Liabilities
    Current portion of long-term debt.............    $   6,553     $      425   $        -  $           -    $     6,978
    Accounts payable..............................       47,038          1,165            -              -         48,203
    Accrued liabilities...........................       29,630            454            -              -         30,084
                                                      ---------     ----------   ----------  -------------    -----------
        Total current liabilities.................       83,221          2,044            -              -         85,265
Non-current liabilities
    Long-term debt................................      320,485          3,037            -              -        323,522
    Post-retirement healthcare benefits...........       24,156              -            -              -         24,156
    Deferred income taxes and other liabilities           3,545                                                     3,545
                                                      ---------     ----------   ----------  -------------    -----------
        Total liabilities.........................      431,407          5,081            -              -        436,488
Stockholder's equity (deficit)
    Common stock..................................            -              -            -              -              -
    Paid-in capital...............................       17,808          5,257            -         (5,257)        17,808
    Accumulated other comprehensive
     income.......................................         (148)           120            -              -            (28)
    Retained earnings (accumulated deficit).......     (112,445)           558            -           (558)      (112,445)
                                                      ---------     ----------   ----------  -------------    -----------
        Total stockholder's equity (deficit)......      (94,785)         5,935            -         (5,815)       (94,665)
                                                      ---------     ----------   ----------  -------------    -----------
        Total liabilities and stockholder's
        equity (deficit)..........................    $ 336,622     $   11,016   $        -  $      (5,815)   $   341,823
                                                      =========     ==========   ==========  =============    ===========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1998

                                                                      NON-GUARANTOR   GUARANTOR   ELIMINATIONS/
                                                                      -------------   ----------  ------------
                                                            PARENT     SUBSIDIARIES   SUBSIDIARY   ADJUSTMENTS    CONSOLIDATED
                                                          ----------  --------------  ----------  --------------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS

Current assets
    Cash.............................................     $   4,141      $    333     $        -    $         -      $   4,474
    Receivables......................................        74,310         6,206              -              -         80,516
    Inventories......................................        23,745         1,880              -              -         25,625
    Reimbursable tooling costs.......................        22,590           324              -              -         22,914
    Deferred income taxes and other..................         5,703            85              -              -          5,788
                                                          ---------       -------     ----------    -----------      ---------
         Total current assets........................       130,489         8,828              -              -        139,317
Property, plant and equipment, net...................       189,559         3,779              -              -        193,338
Other long-term assets...............................        31,080            87              -              -         31,167
Investment in consolidated subsidiaries..............         6,395             -              -         (6,395)             -
                                                          ---------      --------     ----------    -----------      ---------
         Total assets................................     $ 357,523      $ 12,694     $        -    $    (6,395)     $ 363,822
                                                          =========      ========     ==========    ===========      =========

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

Current liabilities
    Current portion of long-term debt................     $  16,729      $    543     $        -    $         -      $  17,272
    Accounts payable.................................        64,073         1,154              -              -         65,227
    Accrued liabilities..............................        29,739           401              -              -         30,140
                                                          ---------      --------     ----------    -----------      ---------
         Total current liabilities...................       110,541         2,098              -              -        112,639
Non-current liabilities
    Long-term debt...................................       310,510         4,519              -              -        315,029
    Post-retirement healthcare benefits..............        23,431             -              -              -         23,431
    Other liabilities................................         3,545             -              -              -          3,545
                                                          ---------      --------     ----------    -----------      ---------
         Total liabilities...........................       448,027         6,617              -              -        454,644
                                                          ---------      --------     ----------    -----------      ---------

Stockholder's equity (deficit)
    Common stock.....................................             -             -              -              -              -
    Paid-in capital..................................        17,808         5,257              -         (5,257)        17,808
    Accumulated other comprehensive income...........          (148)         (318)             -              -           (466)
    Retained earnings (accumulated deficit)..........      (108,164)        1,138              -         (1,138)      (108,164)
                                                          ---------      --------     ----------    -----------      ---------
         Total stockholder's equity (deficit)........       (90,504)        6,077              -         (6,395)       (90,822)
                                                          ---------      --------     ----------    -----------      ---------
         Total liabilities and equity (deficit)......     $ 357,523      $ 12,694     $        -    $    (6,395)     $ 363,822
                                                          =========      ========     ==========    ===========      =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1999
                            (Dollars in Thousands)

                                                                             NON-
                                                                          GUARANTOR  GUARANTOR   ELIMINATIONS/
                                                              PARENT     SUBSIDIARY  SUBSIDIARY  ADJUSTMENTS   CONSOLIDATED
                                                           ------------  ----------  ----------  -----------   ------------
Sales.................................................      $ 123,711     $  2,319    $     -     $      -      $ 126,030
Cost of sales.........................................        109,635        2,502          -            -        112,137
                                                            ---------     --------    -------     --------      ---------
Gross profit..........................................         14,076         (183)         -            -         13,893
Selling, general and administrative
   expenses...........................................          9,981          293          -            -         10,274
                                                            ---------     --------    -------     --------      ---------
Income from operations................................          4,095         (476)         -            -          3,619
Other expense (income)
      Interest expense................................          8,633           54          -            -          8,687
      Other, net......................................            524            -          -            -            524
                                                            ---------     --------    -------     --------      ---------
Loss  before income tax and
   and change in accounting method....................         (5,062)        (530)         -            -         (5,592)
Income tax expense (benefit)..........................         (1,560)          50          -            -         (1,510)
                                                            ---------     --------    -------     --------      ---------
Loss  before equity in income of
  consolidated subsidiaries...........................         (3,502)        (580)         -            -         (4,082)
Cumulative effect of change in accounting
  method (net of tax benefit of $112).................           (199)           -          -            -           (199)
Equity in income (loss) of consolidated
  subsidiaries........................................           (580)           -          -          580              -
                                                            ---------     --------    -------     --------      ---------
Net loss..............................................      $  (4,281)    $   (580)   $     -     $    580      $  (4,281)
                                                            =========     ========    =======     ========      =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1998
                            (Dollars in Thousands)


                                                                              NON -
                                                                            GUARANTOR     GUARANTOR    ELIMINATIONS/
                                                              PARENT      SUBSIDIARIES   SUBSIDIARY    ADJUSTMENTS    CONSOLIDATED
                                                           ------------   ------------   ----------    -----------    ------------
Sales ................................................       $ 116,233      $   4,908     $      -      $       -       $ 121,141
Cost of sales ........................................         104,979          4,179            -              -         109,158
                                                             ---------      ---------     --------      ----------      ---------
Gross profit .........................................          11,254            729            -              -          11,983
Selling, general and administrative
   expenses...........................................           9,037            458            -           (121)          9,374
                                                             ---------      ---------     --------       --------       ---------
Income from operations ...............................           2,217            271            -            121           2,609
Other expense (income)
      Interest expense ...............................           7,915             65            -              -           7,980
      Other, net .....................................             111           (121)           -            121             111
                                                             ---------      ---------     --------       --------       ---------
Income (loss) before income tax ......................          (5,809)           327            -              -          (5,482)
Income tax expense (benefit)..........................          (2,226)            55            -              -          (2,171)
                                                             ---------      ---------     --------       --------       ---------
Income (loss) before equity in income of
  consolidated subsidiaries ..........................          (3,583)           272            -              -          (3,311)
Equity in income of consolidated
  subsidiaries .......................................             272              -            -           (272)              -
                                                             ---------      ---------     --------       --------       ---------
Net income (loss) ....................................       $  (3,311)     $     272     $      -       $   (272)      $  (3,311)
                                                             =========      =========     ========       ========       =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999
                            (Dollars in Thousands)

                                                                                        NON-
                                                                                      GUARANTOR    GUARANTOR
                                                                        PARENT       SUBSIDIARY   SUBSIDIARY   CONSOLIDATED
                                                                     ------------    ----------   ----------   ------------
Net cash provided by (used in) operating activities.............       $   1,250       $    159     $     -       $  1,409
                                                                       ---------       --------     -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net.................          (5,191)            (9)          -         (5,200)
                                                                       ---------       --------     -------       --------
  NET CASH USED IN INVESTING ACTIVITIES ........................          (5,191)            (9)          -         (5,200)
                                                                       ---------       --------     -------       --------

Cash flows from financing activities
Net borrowings from revolving debt .............................          14,500              -           -         14,500
Repayment of long-term debt ....................................         (14,700)             -           -        (14,700)
                                                                       ---------       --------     -------       --------
  NET CASH USED IN FINANCING ACTIVITIES.........................            (200)             -           -           (200)
                                                                       ---------       --------     -------       --------

Effect of foreign currency rate fluctuations on cash ...........               -           (338)          -           (338)
                                                                       ---------       --------     -------       --------
Net increase(decrease) in cash .................................          (4,141)          (188)          -         (4,329)
Cash at beginning of period ....................................           4,141            333           -          4,474
                                                                       ---------       --------     -------       --------
Cash at end of period ..........................................       $       -       $    145     $     -       $    145
                                                                       =========       ========     =======       ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1998
                            (Dollars in Thousands)


                                                                                        NON-
                                                                                      GUARANTOR    GUARANTOR
                                                                        PARENT       SUBSIDIARY   SUBSIDIARY   CONSOLIDATED
                                                                     ------------    ----------   ----------   ------------
Net cash provided by (used in) operating activities..............      $  15,177      $  (1,099)    $     -      $  14,078
                                                                       ---------      ---------     -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired ..............................           (600)             -           -           (600)
Purchases of property, plant and equipment.......................         (4,971)           (62)          -         (5,033)
                                                                       ---------      ---------     -------      ---------
  NET CASH USED IN INVESTING ACTIVITIES .........................         (5,571)           (62)          -         (5,633)
                                                                       ---------      ---------     -------      ---------

Cash flows from financing activities
Net borrowings from revolving debt ..............................         (8,000)             -           -         (8,000)
Repayment of long-term debt .....................................         (3,054)             -           -         (3,054)
                                                                       ---------      ---------     -------      ---------
  NET CASH USED IN FINANCING ACTIVITIES .........................        (11,054)             -           -        (11,054)
                                                                       ---------      ---------     -------      ---------

Effect of foreign currency rate fluctuations on cash ............              -            (57)          -            (57)
                                                                       ---------      ---------     -------      ---------
Net decrease in cash ............................................         (1,448)        (1,218)          -         (2,666)
Cash at beginning of period .....................................          1,646          2,142           -          3,788
                                                                       ---------      ---------     -------      ---------
Cash at end of period ...........................................      $     198      $     924     $     -      $   1,122
                                                                       =========      =========     =======      =========

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

The Company wishes to ensure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of
(i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on the Company's operations and cash flows caused by labor strikes or work stoppages at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the ability of the Company to integrate acquisitions into its existing operations and achieve expected cost savings; (v) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities; and (vi) the ability of the Company, as well as its vendors, and customers, to address year 2000 processing issues on a timely basis.


RESULTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        ------------------
                                                                       1999           1998
                                                                    ----------    -----------
                                                                    % OF SALES    % OF  SALES
Sales .........................................................       100.0%         100.0%
Gross profit ..................................................        11.0%           9.9%
Selling, general and administrative expenses ..................         8.2%           7.7%
Loss before income tax ........................................       (4.4)%          (4.5)%
Net loss ......................................................       (3.4)%          (2.7)%

                                   REVENUES

The Company's sales increased $4.9 million, or 4.0% to $126.0 million in the three month period ended March 31, 1999, compared to $121.1 million in the three month period ended March 31, 1998. This increase is primarily attributable to higher sales in the commercial truck segment. Sales in this segment increased $7.6 million or 15.9% over the same quarter of the prior year. Sales in the industrial products segment decreased by $3.4 million or 37.4% compared to the same quarter of the prior year. The automotive segment experienced a slight increase in sales.

Higher sales in the commercial truck segment were primarily the result of (1) a stronger market; (2) new business with Volvo and (3) increased sales to Freightliner in 1999 because of the temporary interruption in the production of Ford's HN80 heavy truck platform in the first quarter of 1998 while it was moved from Kentucky to Ontario, Canada.

An overall softening in the agricultural market resulted in lower sales in the industrial products group. This trend is expected to continue for the remainder of 1999.

Sales were slightly higher in the automotive segment compared to the same quarter in the previous year. This increase consists of sales on new programs such as the GMX 220 (LeSabre), DaimlerChrysler Minivan, GM800 skid plates, Chevrolet Corvette, GMT600 Chevy Van and the splash fender on the Ford Ranger. This increase was substantially offset by lower volumes on the Dodge Viper and the phase out of several programs such as the louver on the DaimlerChrysler Jeep Grand Cherokee.

                                 GROSS PROFIT

Gross profit increased $1.9 million from $12.0 million in the first three months of 1998 to $13.9 million in the first three months of 1999. Gross margin as a percent of sales increased by 11.0% from 9.9% in 1998 up to 11.0% in 1999. The automotive segment's gross profit increased by $0.2 million or 2.4% from $8.2 million in 1998 to $8.4 million in 1999. The increase in gross profit resulted from higher tooling profit recognized on programs which was substantially offset by lower gross profit on part sales due to reduced volumes on the Dodge Viper. Gross profit in the commercial truck segment increased by $2.8 million or 97% from $2.9 million in 1998 to $5.7 million in 1999. This increase was due to (1) higher sales volumes, and (2) improved plant efficiencies resulting in lower direct labor and overhead costs. The industrial segment's gross profit decreased by $1.1 million from $0.9 million in 1998 to $(0.2) million in 1999. The decline was due to the lower sales volume experienced in the first quarter of 1999.

                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") of $10.3 million increased to 8.2% of sales for the three months ended March 31, 1999, compared to $9.4 million or 7.7% of sales for the same period in 1998. The $0.9 million increase resulted from the Company's continuing investment in program management, lean manufacturing, research and development, sales and marketing, and information services.

                               OPERATING INCOME

Operating income increased by $1.0 million or 38.7% from $2.6 million in 1998 to $3.6 million in 1999. Operating income as a percentage of sales increased from 2.2% in 1998 to 2.9% in 1999. The automotive segment's operating income decreased by $0.4 million or 9.5% from $4.2 million in 1998 to $3.8 million in 1999. This decrease is primarily attributable to higher salaries and wages and fringe benefit costs incurred to manage new programs. Operating income in the commercial truck segment increased by $3.1 million or 344% from $0.9 million in 1998 to $4.0 million in 1999. This increase is due to the $2.9 million improvement in gross margin and a $0.2 million reduction in staff costs primarily consisting of salaries, fringe benefits, and travel. Operating income in the industrial products division decreased by $1.0 million from $0.4 million in 1998 to $(0.6) million in 1999. This decrease is attributable to the sharp decline in revenue. Corporate and unallocated costs increased by $0.7 million from $2.9 million in 1998 to $3.6 million in 1999. This increase is primarily attributable to additional costs incurred for lean manufacturing, research and development, sales and marketing, and information services.

                                   NET LOSS

The Company recorded a net loss of $4.3 million in the first quarter of 1999, compared to a net loss of $3.3 million in 1998. This $1.0 million increase in net loss was the result of the $1.0 million increase in operating income offset by an increase in interest expense of $0.7 million, a $0.4 million equity loss from the Company's joint venture, a $.3 million pre-tax write off of acquisition costs relating to the Company's joint venture and a decline in the Company's effective income tax rate which resulted in a lower income tax benefit of $0.7 million.

The $0.7 million increase in interest expense was primarily attributable to an increase in the interest rates on the revolving credit and term debt. The Company's borrowing rate on its bank debt increased by 1% effective January 1, 1999, in connection with the Fourth Waiver and Amendment of the credit agreement.

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

The Company's credit agreement (prior to the Fourth Waiver and Amendment) allowed the Company to borrow up to $280.0 million. The credit agreement consisted of $205.0 million in aggregate principal amount of term loans and a $75.0 million revolving credit facility available for working capital and general corporate purposes. The A Term Loans and B Term Loans of the credit agreement mature on the fifth and eighth anniversary of the initial borrowing, respectively, and will require annual principal payments (payable in quarterly installments) totaling approximately $13.9 million in 1999, $16.4 million in 2000, $21.4 million in 2001, $34.0 million in 2002, $35.0 million in 2003, $40.0 million in 2004, and $37.1 million in 2005. The revolving credit portion of the credit agreement matures on the fifth anniversary of the initial borrowing. The interest rate under the credit agreement is based on the Eurodollar rate plus the applicable Eurodollar margin. In July 1997, the Company issued $100 million face amount of its 10 1/4% senior subordinated notes (the "Notes") due in 2007.

In September 1998, the Company entered into a Second Waiver and Amendment and in January 1999 the Company entered into a Third Waiver and Amendment pursuant to which certain restrictive covenants contained in the credit agreement were waived and amended. On February 23, 1999, the Company entered into a Fourth Waiver and Amendment to the credit agreement with the Agent and other institutions, which is effective as of December 31, 1998 through and including March 31, 2000. Under the Fourth Waiver and Amendment, the aggregate outstanding principal amount of the revolving credit facility shall not at any time exceed $65 million, and shall not exceed $50 million on the last day of the month. The amendments in 1999 required the Company to prepay $13.9 million of term loans during the first quarter of 1999 and pay a $1.4 million amendment fee. The Fourth Waiver and Amendment also increased the interest rate by 1.0 % on the term loans and the revolving credit facility. In addition, certain restrictive covenants were waived and amended. The credit agreement, together with the Second, Third, and Fourth Waivers and Amendments, is referred to as the ("Credit Agreement"). Letters of Credit outstanding under the Credit Agreement are limited to $5.3 million.

The amended Credit Agreement eliminated covenant requirements at December 31, 1998, and amended the covenants for periods through March 31, 2000. The Company was in compliance with the amended covenants as of March 31, 1999.

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

                                           CASH FLOWS

                                        Three Months Ended
                                             March 31,
Cash flow from:                          1999       1998
                                      ---------  ---------

     Operating activities              $ 1,409   $ 14,078
     Investing activities               (5,200)    (5,633)
     Financing activities                 (200)   (11,054)
     Foreign currency fluctuations        (338)       (57)
                                       -------   --------

Net cash flow                          $(4,329)  $ (2,666)
                                       =======   ========

During the first quarter of 1999, the Company provided cash flow from operations of $1.4 million. Cash generated from operations before changes in working capital items was $3.3 million and consisted of non-cash adjustments of (1) $7.8 million of depreciation and amortization; (2) $.7 million charge to income for post-retirement benefits; (3) $1.7 million deferred income tax benefit; (4) $0.3 million cumulative effect of accounting change; and (5) $0.4 million equity loss in the Company's joint venture. Increases in working capital used cash of $1.9 million. The increases in working capital were primarily the result of the timing of cash receipts and cash payments.

Net cash flow from operating activities for the 1998 period was $14.1 million. Net loss for the 1998 period was $3.3 million. The non-cash adjustments of $8.1 million primarily consisted of depreciation and amortization of $8.2 million, a non-cash charge to income for postretirement benefits of $0.7 million, and a $0.8 deferred income tax benefit. Changes in working capital components provided $9.3 million; primarily the result of timing of collections on trade accounts receivable and payments of accounts payable and accrued interest.

The Company spent approximately $5.5 million on capital items for the three-month period ended March 31, 1999, in comparison to approximately $5.0 million for the 1998 period. Items purchased in 1999 relate to the GM Truck Box program, Ford Dutch door, GMT 800 program, other programs and various equipment upgrades.

At March 31, 1999, the following summarizes the debt outstanding and unused credit availability (dollars in thousands):

                                                            Total           Amount           Unused
                                                          Commitment      Outstanding     Availability
                                                          ----------      -----------     ------------
     Revolving credit                                      $ 50,000        $ 38,500        $   11,500
     Term debt                                              205,000         183,800                 0
     Senior subordinated notes                              100,000         100,000                 0
     Capital leases & seller notes                            4,930           4,930                 0
     Other                                                    3,270           3,270                 0
                                                           --------        --------        ----------
          Total                                            $363,200        $330,500        $   11,500
                                                           ========        ========        ==========


                             YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer and other operating systems as the millennium (year 2000) approaches. The issue is whether the date sensitive information within the various operating systems will properly recognize the date when the year changes to 2000. The systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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

As a key supplier to the transportation industry, the Company's major exposure for Year 2000 problems is the effect of shutting down production at one of its customers' factories. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable if it in fact is found responsible for the shutdown of one of its customers' facilities. Such a finding could have a material adverse impact on the Company's results of operations.

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

The Company utilizes an IBM AS400 based computer system for its financial and manufacturing reporting systems. In addition to this centralized processing system, the company is installing local-area networks ("LANs") and wide-area networks ("WANs"). All AS400 software, both operating system and applications, have undergone revisions, or are in the process of undergoing revisions to ensure their compliance with Y2K requirements. To date, the Company has incurred $0.2 million related to software upgrades and hardware replacement.
The Company estimates that additional costs of approximately $0.8 million will be incurred during 1999. All of the expenditures related to the year 2000 remediation have been funded thorough normal operating cash flows. The operating system on the AS400 has been upgraded to the latest version that IBM guarantees to be Year 2000 compliant.

As for applications software, the Company's Information System group currently shows a schedule of being Y2K compliant by the month end of July 1999. Some mission critical applications such as material requirements planning and shipping control have already been reviewed and upgraded to Y2K compliance.

Personal computers and network systems are also in the process of being upgraded to Windows NT. This process has required the replacement of more than ninety percent of all current personal computers and file servers. The replacement is scheduled to be finished by late August or September of 1999. All applications being processed on personal computers are non-mission critical. The only remaining area for some concern is in end-user computing - the processing of data in spreadsheets and personal data bases that a particular user may have set up. The correction of any date-related calculations is expected to be made by the end users.

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

The Company has also commenced a program to assess the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of its significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to them. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause the shutdown of a customer's plant or other problem which the Company believes would have a material adverse impact on its operations. Because the Company cannot control the conduct of its suppliers, there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but intends to do so if a specific problem is identified through the program described above. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

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

The information presented above sets forth the key steps taken by the Company to address the Year 2000 problem. There can be no absolute assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks and that the cost of Year 2000 compliance for its information and production systems will not be material to its consolidated results of operations and financial position

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cambridge Industries, Inc.
                                                --------------------------

Date:  May 14, 1999
       ----------------                         /s/ John M. Colaianne
                                                __________________________
                                                John M. Colaianne
                                                Chief Financial Officer


                                                /s/ Jon W. Anderson
                                                __________________________
                                                Jon W. Anderson
                                                Corporate Controller