Form 10-Q
period 1999-06-30
CAMBRIDGE INDUSTRIES INC /DE
filed 1999-08-12
CIK 1044649

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

For the quarterly period ended June 30, 1999


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

      555 Horace Brown Drive
       Madison Heights, MI                             48071
(Address of principal executive offices)             (ZipCode)

          (248) 616-0500                                None
(Registrant's telephone number,          (Name of exchange on which registered)
including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of Common Stock, $0.01 par value per share, outstanding at June 30, 1999: 1,000

                           CAMBRIDGE INDUSTRIES, INC.
                                    FORM 10Q
                       FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX


                                                                                               PAGE NO.
                                                                                               --------
Part I -- Financial Information
    Item 1 - Financial Statements
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31,                    3
         1998
        Condensed Consolidated Statements of Operations - Three and Six Months                    4
         Ended June 30, 1999 and 1998
        Condensed Consolidated Statements of Cash Flows - Six Months Ended June                   5
         30, 1999 and 1998
        Notes to the Condensed Unaudited Consolidated Financial Statements                        6
    Item 2 - Management's discussion and analysis of financial condition and
     results of operations                                                                       18


                         Part I - Financial Information

Item 1 - Financial Statements

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                       June 30,    December 31,
                                                                         1999         1998
                                                                     -------------------------
                                                                       (unaudited)
Assets
Current assets:
         Cash .....................................................   $     609    $   4,474
         Receivables ..............................................      77,655       80,516
         Inventories (Note 3) .....................................      23,807       25,625
         Reimbursable tooling costs ...............................      23,281       22,914
         Deferred income taxes and other ..........................      10,233        5,788
                                                                      ---------    ---------
Total current assets ..............................................     135,585      139,317
Property, plant and equipment, net of accumulated
  depreciation of $103,342 and $89,904 respectively ...............     186,003      193,338
Other assets ......................................................      31,979       31,167
                                                                      ---------    ---------
Total assets ......................................................   $ 353,567    $ 363,822
                                                                      =========    =========
Liabilities and stockholders' equity (deficit)
Current liabilities:
         Current portion of long-term debt ........................   $  11,057    $  17,272
         Accounts payable .........................................      55,450       65,227
         Accrued liabilities ......................................      32,188       30,140
                                                                      ---------    ---------
Total current liabilities .........................................      98,695      112,639
Noncurrent liabilities:
         Long-term debt ...........................................     321,746      315,029
         Postretirement health care benefits ......................      24,982       23,431
         Deferred income taxes and other ..........................       3,546        3,545
                                                                      ---------    ---------
Total liabilities .................................................     448,969      454,644
Commitments and contingencies (Note 4)
Stockholders' equity (deficit):
         Common stock, $.01 par value, 3,000 shares
           Authorized, 1,000 shares issued and
           outstanding ............................................           1
         Paid-in capital ..........................................      17,787       17,808
         Accumulated other comprehensive income....................         (13)        (466)
Accumulated deficit ...............................................    (113,177)    (108,164)
                                                                      ---------    ---------
Total stockholders'(deficit) ......................................     (95,402)     (90,822)
                                                                      ---------    ---------
Total liabilities and stockholders' equity (deficit) ..............   $ 353,567    $ 363,822
                                                                      =========    =========

 See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)


                                                   Three Months Ended        Six  Months Ended
                                                       June  30,                 June 30,
                                                ----------------------    -----------------------
                                                  1999        1998*         1999         1998*
                                                ---------    ---------    ---------    ----------
Sales .......................................   $ 144,617    $ 119,719    $ 270,647    $ 240,860

Cost of Sales ...............................     125,223      104,054      237,360      213,212
                                                ---------    ---------    ---------    ---------
Gross Profit ................................      19,394       15,665       33,287       27,648
Selling, general and administrative expenses       11,469        9,160       21,743       18,534
                                                ---------    ---------    ---------    ---------
Income from Operations ......................       7,925        6,505       11,544        9,114

Other expense (income):
     Interest expense .......................       8,680        7,696       17,367       15,676
     Equity loss in joint venture............         726            0        1,126            0
     Other, net                                       (55)        (207)          69          (96)
                                                ---------    ---------    ---------    ---------
Income (loss) before income tax and change in
   accounting method ........................      (1,426)        (984)      (7,018)      (6,466)
Income tax expense (benefit) ................        (691)        (433)      (2,201)      (2,604)
Cumulative effect of accounting change,
   net of tax benefit of $112................                                   199
                                                ---------    ---------    ---------    ---------
Net (loss)...................................   $    (735)   $    (551)   $  (5,016)   $  (3,862)
                                                =========    =========    =========    =========


See accompanying Notes to Condensed Unaudited Consolidated Financial Statements. *1998 data has been restated.

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                           ---------------------

                                                                             1999        1998*
                                                                           ---------   ---------
Cash flows from operating activities:
     Net (loss) ........................................................   $ (5,016)   $ (3,862)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization .....................................     15,032      15,139
     Postretirement benefit expenses, net of cash payments .............      1,551       1,427
     Deferred U.S. income tax provision ................................     (2,414)     (2,731)
     Equity loss in joint venture ......................................      1,126          --
     Cumulative effect of accounting change ............................        311          --
Changes in assets and liabilities
     Receivables .......................................................      2,862      13,372
     Inventories .......................................................      1,817         839
     Reimbursable tooling costs ........................................       (368)     (3,676)
     Accounts payable and accrued liabilities ..........................     (7,729)    (13,405)
     Other .............................................................     (3,743)      4,426
                                                                           --------    --------
Net cash provided by operating activities ..............................      3,429      11,509
Cash flows from investing activities:
     Purchase of property, plant and equipment..........................     (8,059)    (11,546)
     Other .............................................................        561        (850)
                                                                           --------    --------
Net cash (need) in investing activities.................................     (7,498)    (12,396)
Cash flows from financing activities:
     Net change in revolving debt ......................................     17,500       4,000
     Repayment of long-term debt and capital lease obligations .........    (16,998)     (4,953)
                                                                           --------    --------
Net cash provided by (used for) financing activities ...................        502        (953)
                                                                           --------    --------
Effect of foreign currency rate fluctuations on cash ...................       (298)        (81)
                                                                           --------    --------
Net decrease in cash ...................................................     (3,865)     (1,921)
Cash at beginning of period ............................................      4,474       3,788
                                                                           --------    --------
Cash at end of period ..................................................   $    609    $  1,867
                                                                           ========    ========


See accompanying Notes to Condensed Unaudited Consolidated Financial Statements. *1998 data has been restated.

CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

1.       Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Cambridge Industries, Inc. and its subsidiaries (the "Company") as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month period ended June 30, 1999.

During the fourth quarter of 1998, the Company recorded significant adjustments that impacted reported results for the first three quarters of 1998. These adjustments corrected the treatment of amounts originally applied against purchase accounting reserves and charged them to operations. The effect of these adjustments on the first two quarters of 1998 was to reduce gross profit by $0.2 million and $1.3 million and increase net loss by $0.1 million and $1.2 million from the previously reported results for the quarters ending June 30, 1998 and March 31, 1998, respectively.

The condensed unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of December 31, 1998 and for each of the three years in the periods ended December 31, 1998, 1997, and 1996. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to prior year financial statements to conform to the 1998 presentations.

2.       Changes in Accounting Principles

The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. This statement requires companies to expense all previously capitalized start up costs upon adoption and requires all future start up costs to be treated as period costs. In accordance with the provisions of the statement in the first quarter of 1999 the Company wrote off $0.3 million (0.2 million, net of tax) of start up costs associated with its joint venture with Dos Manos Technologies.

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

                                             Three Months Ended            Six Months Ended
                                                   June 30,                    June 30,
                                              -----------------            ----------------
                                               1999       1998              1999       1998
                                              ------      -----            ------     -----
                                           (Dollars in Thousands)        (Dollars in Thousands)
Net income (loss)                            $  (735)   $  (551)           $(5,016)   $(3,862)
Other comprehensive income:
   Unrealized Foreign Currency Translation        15        (24)               453       (81)
                                             -------    -------            -------    -------
Total comprehensive earnings                 $  (720)   $  (575)           $(4,563)   $(3,943)
                                             =======    =======            =======    =======


3.       Inventories

At June 30, 1999 (unaudited) and December 31, 1998, inventories consist of the following:

                                                                      June 30,  December 31,
                                                                        1999        1998
                                                                      --------- -----------
                                                                     (dollars in thousands)
Finished goods ...................................................... $  5,156    $  4,890
Work-in-process .....................................................    6,081       8,106
Raw materials .......................................................   12,579      11,946
Supplies ............................................................    1,261       1,571
                                                                      --------    --------
         Total ......................................................   25,077      26,513
Less allowance for obsolescence and lower of cost or market reserve..   (1,270)       (888)
                                                                      --------    --------
         Inventories ................................................ $ 23,807    $ 25,625
                                                                      ========    ========

4.       Commitment and Contingencies

The company has letters of credit outstanding of $4,650 at June 30, 1999.

The Company is subject to lawsuits and claims pending or asserted with respect to matters in the ordinary course of business. The Company does not believe that the outcome of these uncertainties will have a material impact on the Company's financial position or results of operations or cash flows.

5.       Business Segments

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

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

                                           Business Segment Information
                                             Six Months Ended June 30

                                                           Commercial                     Corporate &          Total
                           Year          Automotive          Truck          Industrial    Unallocated         Company
                           ----          ----------          -----          ----------    -----------         -------
Net Sales                  1999           $144,602         $114,879          $11,166        $      -         $270,647
                           1998            124,278           98,496           18,086                          240,860

Operating Income*          1999             11,360            9,207             (913)         (8,110)          11,544
                           1998              8,074            5,469              831          (5,260)           9,114

EBITDA**                   1999             18,322           15,185             (547)         (7,579)          25,381
                           1998             15,767           12,211            1,519          (5,148)          24,349

                                            Three Months Ended June 30

                                                           Commercial                     Corporate &          Total
                           Year          Automotive          Truck          Industrial    Unallocated         Company
                           ----          ----------          -----          ----------    -----------         -------
Net Sales                  1999            $79,802          $59,304           $5,511        $      -         $144,617
                           1998             60,110           50,562            9,047               -          119,719

Operating Income*          1999              7,526            5,209             (311)         (4,499)           7,925
                           1998              3,872            4,524              466          (2,357)           6,505

EBITDA**                   1999             10,515            7,938             (143)         (3,796)          14,514
                           1998              7,593            7,663              787          (2,365)          13,678


* Operating income includes unallocated corporate overhead expenses.

** EBITDA includes operating income, other expense (income) net, adjusted for interest, taxes, depreciation and amortization.

The following table reconciles EBITDA to pretax income (loss):

                                                            Three Months Ended      Six Months Ended
                                                                 June 30                 June 30
                                                             1999        1998       1999        1998
                                                             ----        ----       ----        ----
EBITDA                                                    $ 14,514    $ 13,678    $ 25,381    $ 24,349

Less:
Depreciation and amortization                                7,260       6,966      15,032      15,139
Interest expense                                             8,680       7,696      17,367      15,676
                                                          --------    --------    --------    --------
Pretax loss, before cumulative effect
of change in accounting method                            $ (1,426)   $   (984)   $ (7,018)   $ (6,466)
                                                          ========    ========    ========    ========


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

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  June 30, 1999
                             (Dollars in Thousands)

                                                               Non-
                                                            guarantor       Guarantor     Eliminations/
                                                   Parent   subsidiaries   subsidiary     adjustments  Consolidated
                                                   ------   ------------   ----------     -----------  ------------
ASSETS

Current Assets
     Cash ....................................   $     293    $     316   $          --   $      --    $     609
     Receivables .............................      71,448        6,207              --          --       77,655
     Inventories .............................      22,099        1,708              --          --       23,807
     Reimbursable tooling costs ..............      22,679          602              --          --       23,281
     Deferred income taxes and other .........      10,182           51              --          --       10,233
                                                 ---------    ---------   -------------   ---------    ---------
         Total current assets ................     126,701        8,884              --          --      135,585
Property, plant and equipment, net ...........     183,479        2,524              --          --      186,003
Other long-term assets .......................      32,118         (139)             --          --       31,979
Investment in consolidated subsidiaries ......       6,211           --              --      (6,211)          --
                                                 ---------    ---------   -------------   ---------    ---------
         Total assets ........................   $ 348,509    $  11,269   $               $  (6,211)   $ 353,567
                                                 =========    =========   =============   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt .......   $  10,632    $     425   $          --   $      --    $  11,057
     Accounts payable ........................      54,554          896                          --       55,450
     Accrued liabilities .....................      31,591          597              --          --       32,188
                                                 ---------    ---------   -------------   ---------    ---------
         Total current liabilities ...........      96,777        1,918                          --       98,695
Noncurrent liabilities
     Long-term debt ..........................     318,741        3,005              --          --      321,746
     Workers' compensation ...................          --           --              --          --           --
     Postretirement healthcare benefits ......      24,982           --              --          --       24,982
     Deferred income taxes and other long-
       term liabilities ......................       3,546           --              --          --        3,546
                                                 ---------    ---------   -------------   ---------    ---------
         Total liabilities ...................     444,046        4,923              --          --      448,969
                                                                                                       ---------
Stockholders' equity (deficit)
     Common stock ............................           1           --              --          --            1
     Paid-in capital .........................      17,787        5,257              --       (5257)      17,787
     Unrealized foreign currency translation .        (148)         135              --          --          (13)
     Retained earnings (accumulated deficit) .    (113,177)         954              --        (954)    (113,177)
                                                 ---------    ---------   -------------   ---------    ---------
         Total stockholders' equity (deficit).     (95,537)       6,346              --      (6,211)     (95,402)
                                                 ---------    ---------   -------------   ---------    ---------
         Total liabilities and stockholders'
           equity (deficit) ..................   $ 348,509    $  11,269   $          --   $  (6,211)   $ 353,567
                                                 =========    =========   =============   =========    =========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1998
                             (Dollars in Thousands)

                                                                 Non-
                                                               guarantor     Guarantor  Eliminations/
                                                    Parent   subsidiaries   subsidiary  adjustments  Consolidated
                                                    ------   ------------   ----------  -----------  ------------
ASSETS
Current Assets
     Cash ....................................... $   4,141    $     333    $       --   $      --    $   4,474
     Receivables ................................    74,310        6,206            --          --       80,516
     Inventories ................................    23,745        1,880            --          --       25,625
     Reimbursable tooling costs .................    22,590          324            --          --       22,914
     Deferred income taxes and other ............     5,703           85            --          --        5,788
                                                  ---------    ---------    ----------   ---------    ---------
         Total current assets ...................   130,489        8,828            --          --      139,317
Property, plant and equipment, net ..............   189,559        3,779            --          --      193,338
Other long-term assets ..........................    31,080           87            --          --       31,167
Investment in consolidated subsidiaries .........     6,395           --            --      (6,395)          --
                                                  ---------    ---------    ----------   ---------    ---------
Total assets .................................... $ 357,523    $  12,694    $       --   $  (6,395)   $ 363,822
                                                  =========    =========    ==========   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt .......... $  16,729    $     543    $       --   $      --    $  17,272
     Accounts payable ...........................    64,073        1,154            --          --       65,227
     Accrued liabilities ........................    29,739          401            --          --       30,140
                                                  ---------    ---------    ----------   ---------    ---------
         Total current liabilities ..............   110,541        2,098            --          --      112,639
Noncurrent liabilities
     Long-term debt .............................   310,510        4,519            --          --      315,029
     Workers' compensation ......................        --           --            --          --           --
     Postretirement healthcare benefits .........    23,431           --            --          --       23,431
     Other liabilities ..........................     3,545           --            --          --        3,545
                                                  ---------    ---------    ----------   ---------    ---------
         Total liabilities ......................   448,027        6,617            --          --      454,644
Stockholders' equity (deficit)
     Common stock ...............................        --           --            --          --           --
     Paid-in capital ............................    17,808        5,257            --      (5,257)      17,808
Unrealized foreign currency translation .........      (148)        (318)           --          --         (466)
     Retained earnings (accumulated deficit) ....  (108,164)       1,138            --      (1,138)    (108,164)
                                                  ---------    ---------    ----------   ---------    ---------
         Total stockholders' equity (deficit) ...   (90,504)       6,077            --      (6,395)     (90,822)
                                                  ---------    ---------    ----------   ---------    ---------
         Total liabilities and equity (deficit)..   357,523    $  12,694    $       --   $  (6,395)   $ 363,822
                                                  =========    =========    ==========   =========    =========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 1999
                             (Dollars in Thousands)

                                                          Non-
                                                       guarantor     Guarantor   Eliminations/
                                             Parent   subsidiaries   subsidiary  adjustments  Consolidated
                                             ------   ------------   ----------  -----------  ------------
Sales ..................................   $ 141,597    $   3,020    $       --   $      --   $ 144,617
Cost of sales ..........................     122,553        2,670            --          --     125,223
                                           ---------    ---------    ----------   ---------   ---------
Gross profit ...........................      19,044          350            --          --      19,394
Selling, general and administrative
   expenses ............................      11,130          339            --          --      11,469
                                           ---------    ---------    ----------   ---------   ---------
Income from operations .................       7,914           11           --          --       7,925
Other expense (income)
     Interest expense ..................       8,624           56            --          --       8,680
     Equity loss in joint venture.......         726           --            --          --         726
     Other, net ........................         (55)           --            --          --        (55)
                                           ---------    ---------    ----------   ---------   ---------
Income (loss) before income tax ........      (1,381)         (45)           --          --      (1,426)
Income tax expense (benefit) ...........        (742)          51            --          --        (691)
                                           ---------    ---------    ----------   ---------   ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............        (639)         (96)           --          --        (735)
Equity in income of consolidated
  subsidiaries .........................         (96)          --            --          96          --
                                           ---------    ---------    ----------   ---------   ---------
Net income (loss) ......................   $    (735)   $     (96)   $       --   $      96   $    (735)
                                           =========    =========    ==========   =========   =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 1998
                             (Dollars in Thousands)

                                                          Non-
                                                       guarantor     Guarantor   Eliminations/
                                             Parent   subsidiaries   subsidiary  adjustments  Consolidated
                                             ------   ------------   ----------  -----------  ------------
Sales ..................................   $ 115,039    $   4,680    $        --   $      --    $ 119,719
Cost of sales ..........................     100,169        3,885             --          --      104,054
                                           ---------    ---------    -----------   ---------    ---------
Gross profit ...........................      14,870          795                         --       15,665
Selling, general and administrative
   expenses ............................       8,725          435             --          --        9,160
                                           ---------    ---------    -----------   ---------    ---------
Income from operations .................       6,145          360             --          --        6,505
Other expense (income)
     Interest expense ..................       7,628           68             --          --        7,696
     Other, net ........................        (131)         (76)            --          --         (207)
                                           ---------    ---------    -----------   ---------    ---------
Income (loss) before income tax ........      (1,352)         368             --          --         (984)
Income tax expense (benefit) ...........        (504)          71             --          --         (433)
                                           ---------    ---------    -----------   ---------    ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............        (848)         297             --          --         (551)
Equity in income of consolidated
  subsidiaries .........................         297           --             --        (297)          --
                                           ---------    ---------    -----------   ---------    ---------
Net income (loss) ......................   $    (551)   $     297    $        --   $    (297)   $    (551)
                                           =========    =========    ===========   =========    =========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 1999
                             (Dollars in Thousands)

                                                          Non-
                                                       guarantor     Guarantor   Eliminations/
                                             Parent   subsidiaries   subsidiary  adjustments  Consolidated
                                             ------   ------------   ----------  -----------  ------------

Sales ..................................   $ 265,308     $  5,339    $       --   $      --   $ 270,647
Cost of sales ..........................     232,188        5,172            --          --     237,360
                                           ---------    ---------    ----------   ---------   ---------
Gross profit ...........................      33,120          167            --          --      33,287
Selling, general and administrative
   expenses ............................      21,111          632            --          --      21,743
                                           ---------    ---------    ----------   ---------   ---------
Income from operations .................      12,009         (465)           --          --      11,544
Other expense (income)
     Interest expense ..................      17,257          110            --          --      17,367
     Equity loss in joint venture.......       1,126           --            --          --       1,126
     Other, net ........................          69           --            --          --          69
                                           ---------    ---------    ----------   ---------   ---------
Income before income tax ...............      (6,443)        (575)           --          --      (7,018)
Income tax expense .....................      (2,302)         101            --          --      (2,201)
                                           ---------    ---------    ----------   ---------   ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............      (4,141)        (676)           --          --      (4,817)
Equity in income of consolidated
  subsidiaries .........................        (676)          --            --         676          --
Cumulative effect of accounting change,
  net of tax benefit ...................        (199)                                              (199)
                                           ---------    ---------    ----------   ---------   ---------
Net income (loss) ......................   $  (5,016)   $     676    $       --   $     676   $  (5,016)
                                           =========    =========    ==========   =========   =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 1998
                             (Dollars in Thousands)

                                                          Non-
                                                       guarantor     Guarantor   Eliminations/
                                             Parent   subsidiaries   subsidiary  adjustments  Consolidated
                                             ------   ------------   ----------  -----------  ------------
Sales ..................................   $ 231,272    $   9,588    $       --   $      --    $ 240,860
Cost of sales ..........................     205,148        8,064            --          --      213,212
                                           ---------    ---------    ----------   ---------    ---------
Gross profit ...........................      26,124        1,524            --          --       27,648
Selling, general and administrative
   expenses ............................      17,641          893            --          --       18,534
                                           ---------    ---------    ----------   ---------    ---------
Income from operations .................       8,483          631            --          --        9,114
Other expense (income)
     Interest expense ..................      15,543          133            --          --       15,676
     Other, net ........................         101         (197)           --          --          (96)
                                           ---------    ---------    ----------   ---------    ---------
Income (loss) before income tax ........      (7,161)         695            --          --       (6,466)
Income tax expense (benefit) ...........      (2,730)         126            --          --       (2,604)
                                           ---------    ---------    ----------   ---------    ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............      (4,431)         569            --          --       (3,862)
Equity in income of consolidated
  subsidiaries .........................         569           --            --        (569)          --
                                           ---------    ---------    ----------   ---------    ---------
Net income (loss) ......................   $  (3,862)   $     569    $       --   $    (569)   $  (3,862)
                                           =========    =========    ==========   =========    =========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1999
                             (Dollars in Thousands)

                                                                          Non-
                                                                       guarantor   Guarantor
                                                             Parent   subsidiaries subsidiary   Consolidated
                                                             ------   ------------ ----------   ------------
Net cash provided by (used in) operating activities.....    $  3,057    $    372    $     --       $  3,429
                                                            --------    --------    --------       --------

Cash flows from investing activities
Other ...................................................        561          --          --            561
Purchases of property, plant and equipment ..............     (7,968)        (91)         --         (8,059)
                                                            --------    --------    --------       --------
     Net cash used in investing activities ..............     (7,407)        (91)         --         (7,498)
                                                            --------    --------    --------       --------

Cash flows from financing activities
Net borrowings from revolving debt ......................    (17,500)         --          --         17,500
Repayment of long-term debt .............................    (16,998)         --          --        (16,998)
                                                            --------                               --------
     Net cash used in financing activities ..............        502          --          --            502
                                                            --------    --------    --------       --------

Effect of foreign currency rate fluctuations on cash ....         --        (298)         --           (298)
                                                            --------    --------    --------       --------
Net increase(decrease) in cash ..........................     (3,848)        (17)         --         (3,865)
Cash at beginning of period .............................      4,141         333          --          4,474
                                                            --------    --------    --------       --------
Cash at end of period ...................................   $    293    $    316    $     --       $    609
                                                            ========    ========    ========       ========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1998
                             (Dollars in Thousands)


                                                                      Non-
                                                                   guarantor   Guarantor
                                                        Parent   subsidiaries subsidiary   Consolidated
                                                        ------   ------------ ----------   ------------

Net cash provided by (used in) operating activities    $ 12,310    $ (801)     $    --        $ 11,509
                                                                               -------

Cash flows from investing activities
Acquisitions, net of cash acquired .................       (850)         --         --            (850)
Purchases of property, plant and equipment .........    (11,447)        (99)        --         (11,546)
                                                       --------    --------    -------        --------
     Net cash (used) in investing activities .........  (12,297)         (99)        --         (12,396)
                                                                               -------

Cash flows from financing activities
Net borrowings from revolving debt .................      4,000          --         --           4,000
Repayment of long-term debt ........................     (4,953)         --         --          (4,953)
                                                       --------                -------        --------
     Net cash (used) in financing activities .........     (953)         --         --            (953)
                                                                   --------    -------

Effect of foreign currency rate fluctuations on cash         --         (81)        --             (81)
                                                       --------    --------    -------        --------
Net (decrease) in cash ...............................     (940)       (981)        --          (1,921)
Cash at beginning of period ........................      1,646       2,142         --           3,788
                                                       --------    --------    -------        --------
Cash at end of period ..............................   $    706    $  1,161    $    --        $  1,867
                                                       ========    ========    =======        ========


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

The Company wishes to ensure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of
(i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on the Company's operations and cash flows caused by labor strikes or work stoppages at the Company or at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the ability of the Company to integrate acquisitions into its existing operations and achieve expected cost savings; (v) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities; and (vi) the ability of the Company, as well as its vendors, and customers, to address year 2000 processing issues on a timely basis.

Automotive Industry Work Stoppage

If the UAW is unable to achieve a timely contractual agreement with the automakers later this year, it may engage in a work stoppage. As Ford and General Motors are the Company's two largest customers, a work stoppage could have a materially adverse effect on the Company's sales, earnings, and cash flow. Due to the uncertainty of that occurrence, the customer(s) involved, and unknown duration, the potential magnitude of the effect of a work stoppage cannot by reasonably predicted by the Company.

Results of Operations

                                                 Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
                                                  1999       1998      1999      1998
                                                -------    -------   -------   -------
                                                 % of       % of      % of      % of
                                                 Sales      Sales     Sales    Sales
                                                -------    -------   -------   -------
Sales ......................................     100.0%    100.0%    100.0%    100.0%
Gross Profit ...............................      13.4%     13.1%     12.3%     11.5%
Selling, general and administrative expenses       7.9%      7.7%      8.0%      7.7%
Income (loss) before income tax ............      (1.0)%     (.8)%    (2.6)%    (2.7)%
Net income (loss) ..........................       (.5)%     (.5)%    (1.9)%    (1.6)%


Three Months Ended June 30, 1999  vs. Three  Months Ended June 30, 1998

Sales

The Company's sales increased by $24.9 million, or 20.1% to $144.6 million in the three month period ended June 30, 1999, compared to $119.7 million in the three month period ended June 30, 1998. The increase in sales was primarily the result of added business on Chrysler mini-van nosecones, takeover business on the GM H-car, Freightliner business that was in a ramp-up stage during the comparable period last year, and overall strong volumes in the automotive and commercial truck industries. The increases were somewhat offset by reduced volumes in the Company's agricultural and industrial products markets, including our activities in Brazil.

Gross Profit

Gross profit increased by $3.7 million, or 23.8%, to $19.4 million for the second quarter of 1999, compared to $15.7 million for the second quarter of 1998. Gross margin as a percent of sales increased from 13.1% in 1998 to 13.4% in 1999.

The gross profit in the automotive segment increased by $3.2 million, from $9.1 million for the second quarter of 1998, to $12.3 million for the second quarter of 1999. Increased sales volumes and improved product mix were the principal reasons for this increase. The gross profit in the commercial truck segment increased by $1.5 million, from $5.4 million for the second quarter of 1998 to $6.9 million for the second quarter of 1999. Incremental spending for product launch costs partially offset favorable volume and mix in the commercial truck segment. The industrial segment's gross profit decreased by $1.0 million from $1.2 million for the second quarter of 1998 to $0.2 million for the second quarter of 1999. The principal reasons for the decrease in gross profit were reduced demand in the agricultural sector and year-to-date losses incurred at the Company's Brazilian operation due to the weakness in the Brazilian market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A"') of $11.5 million increased to $7.9% of sales for the three months ended June 30, 1999 period, compared to $9.2 million or 7.7% of sales for the same 1998 period. The increase in SG&A of $2.3 million was primarily due to the Company's expenditures required to manage future booked business in such areas as program management, business expansion efforts, sales and marketing, and information systems.

Net Income

The company recorded a net loss of $0.7 million in the 1999 period, compared to the net loss of $0.6 million in the 1998 period. This increase in net loss was the result of the items mentioned above and an increase in interest expense of $1.0 million to $8.7 million for the 1999 period, compared to $7.7 million for the 1998 period. The increase in interest expense for the 1999 period was due to an increase in interest rates and higher debt levels.

Six Months Ended June 30, 1999  vs.  Six Months Ended June 30, 1998

Sales

Sales increased $29.8 million or 12.4% to $270.6 million in the six month period ended June 30, 1999, compared to $240.9 million in the six month period ended June 30, 1998. The increase was primarily attributable to changes in volumes on certain programs and changes in product mix as indicated above.

Gross Profit

Gross profit increased by $5.6 million or 20.3%, to $33.3 million for 1999, compared to $27.6 million in 1998. Gross margin, as a percent of sales, increased from 11.5% in 1998 to 12.3% in 1999.

The automotive segment's gross profit increased by $3.2 million, from $17.3 million for the six months ended June 30, 1998 to $20.5 million for the six months ended June 30, 1999. Higher volumes and favorable product mix were the principal reasons for the increase. Gross profit for the commercial truck segment increased by $4.4 million, from $8.2 million for the six months ended June 30, 1998 to $12.6 million for the six months ended June 30, 1999. Favorable volume and product mix were the principal reasons for this increase. Incremental spending for product launch costs partially offset favorable volume and mix in the commercial truck segment. The industrial product segment's gross profit decreased by $2.0 million from $2.1 million for the six months ended June 30, 1998 to $0.1 million for the comparable 1999 period. The principal reasons for the decrease in profit were reduced demand in the agricultural sector and year-to-date losses incurred at the Company's Brazilian operation due to the weakness in the Brazilian market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") of $21.7 million increased to 8.0% of sales for the six months ended June 30, 1999, compared to $18.5 million or 7.7% of sales for the same 1998 period. The increase in SG&A of $3.2 million was primarily due to the Company's expenditures required to manage future booked business in such areas as program management, business expansion efforts, sales and marketing, and information systems.

Net Income

The Company recorded a net loss of $5.0 million in the 1999 period, compared to the net loss of $3.9 million in the 1998 period. This increased loss was the result of the items mentioned above and an increase in interest expense of $1.7 million to $17.4 million for the 1999 period, compared to $15.7 million for the 1998 period. The increase in interest expense for the 1999 period was primarily attributable to the increase in interest rates, an increase in debt levels, and amortization of additional deferred financing costs which were incurred in January 1999 as a result of the Fourth Waiver and Amendment of the Company's credit agreement.

Liquidity and Capital Resources

The Company's primary cash needs historically have been for operating expenses, working capital and capital expenditures. Acquisitions have been financed through debt facilities collateralized by the Company's assets and cash flows. Management expects future cash will be required for capital expenditures and to fund working capital as the Company continues to expand its operations. Management expects capital expenditures to be approximately $26.2 million in 1999.

The Company's credit agreement (prior to the Fourth Waiver and Amendment described below) allowed the Company to borrow up to $280.0 million. The credit agreement consisted of $205.0 million in aggregate principal amount of term loans and a $75.0 million revolving credit facility available for working capital and general corporate purposes. The A Term Loans and B Term Loans of the credit agreement mature on the fifth and eighth anniversary of the initial borrowing, respectively, and will require annual principal payments (payable in quarterly installments) totaling approximately $13.9 million in 1999, $16.4 million in 2000, $21.4 million in 2001, $34.0 million in 2002, $35.0 million in 2003, $40.0 million in 2004, and $37.1 million in 2005. The revolving credit portion of the credit agreement matures on the fifth anniversary of the initial borrowing. The interest rate under the credit agreement is based on the Eurodollar rate plus the applicable Eurodollar margin. In July 1997, the Company issued $100 million face amount of its 10 1/4% senior subordinated notes (the "Notes") due in 2007.

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

The amended Credit Agreement eliminated covenant requirements at December 31, 1998, and amended the covenants for periods through March 31, 2000. The Company was in compliance with the amended covenants as of March 31, 1999 and June 30, 1999.

The company believes that, based on current levels of operations and anticipated growth, its cash from operations together with other available sources of liquidity, including borrowings under the credit agreement, will be sufficient over the next several years to fund working capital requirements and make required payments of principal and interest on its debt, including payments due on the Notes and remaining obligations under the Credit Agreement. The Company may require additional funds to permit anticipated capital expenditures and may meet such needs by issuing debt or equity securities of the Company. However, there can be no assurances that such funds will be available on terms and conditions favorable to the Company.

                                                Cash Flows

                                           Three Months Ended      Six Months Ended
                                                June 30,                June 30,
Cash flow from:                             1999       1998         1999       1998
                                         ---------   ---------   ---------   ----------
         Operating activities            $  2,020    $ (2,569)   $  3,429    $ 11,509
         Investing activities              (2,298)     (6,763)     (7,498)    (12,396)
         Financing activities                 702      10,101         502        (953)
         Foreign currency fluctuations         40         (24)       (298)        (81)
                                         --------    --------    --------    --------

Net cash flow                            $    464    $    745    $ (3,865)   $ (1,921)
                                         ========    ========    ========    ========

During the second quarter of 1999, the Company provided cash flow from operations of $2.0 million. Cash generated from operations before changes in working capital items was $8.1 million and consisted of non-cash adjustments of
(1) $7.2 million of depreciation and amortization; (2) $.8 million charge to income for post-retirement benefits; (3) $(0.6) million deferred income tax benefit; and (4) $0.7 million equity loss in the Company's joint venture Increases in working capital used cash of $5.4 million. The increases in working capital were primarily the result of the timing of cash receipts and cash payments.

Net cash flow from operating activities for the second quarter of 1998 was $(2.6) million. Net loss for the second quarter of 1998 was $.5 million. The non-cash adjustments of $7.7 million primarily consisted of depreciation and amortization of $7.0 million, and a non-cash charge to income for postretirement benefits of $0.7 million. Changes in working capital components used $10.5 million; primarily the result of timing of collections on trade accounts receivable and payments of accounts payable and accrued interest.

The Company spent approximately $2.6 million on capital items for the three-month period ended June 30, 1999, in comparison to approximately $6.5 million for the 1998 period. Items purchased in 1999 relate to the GM H-car program, Ford tri-door, GMT 800 program, other programs and various equipment upgrades.

At June 30, 1999, the following summarizes the debt outstanding and unused credit availability (dollars in thousands):


                                     Total          Amount        Unused
                                    Commitment    Outstanding   Availability
                                    ----------    -----------   ------------
Revolving credit*                   $ 65,000       $ 41,500     $ 23,500
Term debt                            205,000        183,800            0
Senior subordinated notes            100,000        100,000            0
Capital leases & seller notes          4,819          4,819            0
Other                                  2,684          2,684            0
                                    --------       --------     --------
Total                               $377,503       $332,803     $ 23,500
                                    ========       ========     ========

*As described in the preceeding section on Liquidity and Capital Resources, the revolving credit facility shall not exceed at any time $65 million, and shall not exceed $50 million on the last day of each month.

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

As for applications software, the Company's Information System group achieved Y2K compliance during July 1999. They will continue to test the system to verify its readiness during the balance of the year.

Personal computers and network systems are also in the process of being upgraded to Windows NT. This process has required the replacement of more than ninety percent of all current personal computers and file servers. The replacement is scheduled to be finished by late September or October of 1999. All applications being processed on personal computers are non-mission critical. The only remaining area for some concern is in end-user computing - the processing of data in spreadsheets and personal data bases that a particular user may have set up. The correction of any date-related calculations is expected to be made by the end users.

Although there can be no assurance that the Company has identified and corrected every Year 2000 problem found in the computer applications used in its production processes, the Company believes that it has in place a comprehensive program to identify and correct any such problems, and now considers its information systems software to be year 2000 compliant.

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


                                           Cambridge Industries, Inc.
                                           ---------------------------------

Date: August 12, 1999
     ----------------
                                           /s/ Donald C. Campion
                                           ---------------------------------
                                           Donald C. Campion
                                           Chief Financial Officer


                                           /s/ Donald C. Campion
                                           ---------------------------------
                                           Donald C. Campion
                                           Chief Accounting Officer