Form 10-Q
period 1999-09-30
CAMBRIDGE INDUSTRIES INC /DE
filed 1999-11-15
CIK 1044649

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

     Number of shares of Common Stock, $0.01 par value per share, outstanding at September 30, 1999: 1,000

                           CAMBRIDGE INDUSTRIES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX


                                                                                                PAGE NO.
                                                                                                --------
Part I -- Financial Information
    Item 1 - Financial Statements
        Condensed Consolidated Balance Sheets - September 30, 1999 and December
         31, 1998                                                                                  3
        Condensed Consolidated Statements of Operations - Three and Nine Months
         Ended September 30, 1999 and 1998                                                         4
        Condensed Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1999 and 1998                                                               5
        Notes to the Condensed Unaudited Consolidated Financial Statements
                                                                                                   6
    Item 2 - Management's discussion and analysis of financial condition and
     results of operations                                                                        18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 1999               1998
                                                                            --------------      ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
         Cash .....................................................          $   1,347           $   4,474
         Receivables ..............................................             84,990              80,516
         Inventories (Note 3) .....................................             25,012              25,625
         Reimbursable tooling costs ...............................             16,991              22,914
         Deferred income taxes and other ..........................              6,336               5,788
                                                                             ---------           ---------
Total current assets ..............................................            134,676             139,317
Property, plant and equipment, net of accumulated
  depreciation of $110,723 and $89,904, respectively ..............            188,528             193,338
Other assets ......................................................             31,025              31,167
                                                                             ---------           ---------
Total assets ......................................................          $ 354,229           $ 363,822
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Current portion of long-term debt ........................          $  14,879           $  17,272
         Accounts payable .........................................             69,617              65,227
         Accrued liabilities ......................................             26,219              30,140
                                                                             ---------           ---------
Total current liabilities .........................................            110,715             112,639
Noncurrent liabilities:
         Long-term debt ...........................................            320,504             315,029
         Postretirement health care benefits ......................             25,743              23,431
         Deferred income taxes and other ..........................              3,546               3,545
                                                                             ---------           ---------
Total liabilities .................................................            460,508             454,644
Commitments and contingencies (Note 4)
Stockholders' equity (deficit):
         Common stock, $.01 par value, 3,000 shares
           Authorized, 1,000 shares issued and
           outstanding ............................................                  1                  --
         Paid-in capital ..........................................             17,737              17,808
         Accumulated other comprehensive income ...................                182                (466)
         Accumulated deficit ......................................           (124,199)           (108,164)
                                                                             ---------           ---------
Total stockholders' (deficit) .....................................           (106,279)            (90,822)
                                                                             ---------           ---------
Total liabilities and stockholders' equity (deficit) ..............          $ 354,229           $ 363,822
                                                                             =========           =========

 See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                             THREE MONTHS ENDED                    NINE  MONTHS ENDED
                                                               SEPTEMBER  30,                          SEPTEMBER 30,
                                                       -----------------------------           ------------------------------
                                                          1999               1998                1999                  1998
                                                       ---------           ---------           ---------            ---------
Sales ..........................................       $ 129,275           $ 112,097           $ 399,922            $ 352,957
Cost of sales ..................................         120,325             102,690             357,685              315,903
                                                       ---------           ---------           ---------            ---------
Gross profit ...................................           8,950               9,407              42,237               37,054
Selling, general and administrative expenses....          10,560               9,210              32,303               27,744
                                                       ---------           ---------           ---------            ---------
Income/(loss) from operations ..................          (1,610)                197               9,934                9,310
Other expense (income):
     Interest expense ..........................           9,222               7,988              26,589               23,664
     Equity loss in joint venture ..............             348                  --               1,474                   --
     Other, net ................................            (158)               (514)                (89)                (610)
                                                       ---------           ---------           ---------            ---------
Income (loss) before income tax and change in
   accounting method ...........................         (11,022)             (7,277)            (18,040)             (13,744)
Income tax expense (benefit) ...................              --              (2,745)             (2,201)              (5,349)
Cumulative effect of accounting change,
   net of tax benefit ..........................              --                  --                 199                   --
                                                       ---------           ---------           ---------            ---------
Net (loss) .....................................       $ (11,022)          $  (4,532)          $ (16,038)           $  (8,395)
                                                       =========           =========           =========            =========


See accompanying Notes to Condensed Unaudited Consolidated Financial Statements 1998 data has been restated.

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                    1999               1998
                                                                                  --------           --------
Cash flows from operating activities:
     Net income (loss) .................................................          $(16,038)          $ (8,395)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
     Depreciation and amortization .....................................            22,938             22,477
     Postretirement benefit expenses, net of cash payments .............             2,312              2,117
     Income tax provision ..............................................            (2,201)            (5,349)
     Equity loss in joint venture ......................................             1,474                 --
     Cumulative effect of accounting change ............................               311                 --
Changes in assets and liabilities, excluding the effect
  of acquisitions:
     Receivables .......................................................            (4,474)            21,004
     Inventories .......................................................               613              1,629
     Reimbursable tooling costs ........................................             5,923             (2,085)
     Accounts payable and accrued liabilities ..........................               469            (17,467)
     Other .............................................................            (1,673)             1,976
                                                                                  --------           --------
Net cash provided by operating activities ..............................             9,654             15,907
Cash flows from investing activities:
     Purchase of property, plant and equipment .........................           (17,917)           (16,343)
     Other .............................................................               207               (850)
                                                                                  --------           --------
Net cash (used in) investing activities ................................           (17,710)           (17,193)
Cash flows from financing activities:
     Net change in revolving debt ......................................            22,000              6,500
     Repayment of long-term debt and capital lease obligations .........           (17,603)            (6,627)
     Adjustment of note due seller .....................................               519                 --
     Repurchase stock ..................................................               (69)                --
                                                                                  --------           --------
Net cash provided by /(used in) financing activities ...................             4,847               (127)
                                                                                  --------           --------
Effect of foreign currency rate fluctuations on cash ...................                82               (306)
                                                                                  --------           --------
Net (decrease) in cash .................................................            (3,127)            (1,719)
Cash at beginning of period ............................................             4,474              3,788
                                                                                  --------           --------
Cash at end of period ..................................................          $  1,347           $  2,069
                                                                                  ========           ========


See accompanying Notes to Condensed Unaudited Consolidated Financial Statements. 1998 data has been restated.

CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

1.       BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Cambridge Industries, Inc. and its subsidiaries (the "Company") as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, and its cash flows for the nine month periods ended September 30, 1999 and 1998.

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

The condensed unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of December 31, 1998 and for each of the three years in the periods ended December 31, 1998, 1997, and 1996. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to prior year financial statements to conform to the 1999 presentations.

2.       CHANGES IN ACCOUNTING PRINCIPLES

The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. This statement requires companies to expense all previously capitalized start up costs upon adoption and requires all future start up costs to be treated as period costs. In accordance with the provisions of the statement in the first quarter of 1999 the Company wrote off $0.3 million ($0.2 million, net of tax) of start up costs associated with its joint venture with Dos Manos Technologies.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement with the same prominence as other items presented in the annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                          SEPTEMBER 30,
                                                 ---------------------------           ---------------------------
                                                  1999                1998               1999               1998
                                                 ------              ------             ------             ------
                                                    (DOLLARS IN THOUSANDS)                 (DOLLARS IN THOUSANDS)
Net (loss)                                       $(11,022)          $ (4,532)          $(16,038)          $ (8,395)
Other comprehensive income:
Unrealized foreign currency translation               195               (225)               648               (306)
                                                 --------           --------           --------           --------
Total comprehensive (loss)                       $(10,827)          $ (4,757)          $(15,390)          $ (8,701)
                                                 ========           ========           ========           ========


3.       INVENTORIES

At September 30, 1999 (unaudited) and December 31, 1998, inventories consist of the following:

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               1999                1998
                                                                           ------------        ------------
                                                                                (DOLLARS IN THOUSANDS)
Finished goods ....................................................          $  5,301           $  4,890
Work-in-process ...................................................             6,110              8,106
Raw materials .....................................................            12,851             11,946
Supplies ..........................................................             1,530              1,571
                                                                             --------           --------
         Total ....................................................            25,792             26,513
Less allowance for obsolescence and lower of cost or market reserve              (780)              (888)
                                                                             --------           --------
         Inventories ..............................................          $ 25,012           $ 25,625
                                                                             ========           ========

4.       COMMITMENT AND CONTINGENCIES

The company has letters of credit outstanding of $4,650,000 at September 30, 1999. The Company also is a guarantor of a $240,000 line of credit of an unconsolidated equity subsidiary.

The Company is subject to lawsuits and claims pending or asserted with respect to matters in the ordinary course of business. The Company does not believe that the outcome of these uncertainties will have a material impact on the Company's financial position or results of operations or cash flows.

5.       BUSINESS SEGMENTS

The Company's businesses are organized, managed, and internally reported as three segments. The segments, which are based on differences in customers and products, technologies and services, are Automotive and Light Truck, Commercial Truck and Industrial and Non-Automotive. The Automotive and Light Truck Industry segment produces molded engineered plastic components for automotive original equipment manufacturers. This segment primarily supplies components for automotive interiors, exteriors, and power trains. The Commercial Truck Industry segment produces molded, engineered plastics for the commercial transportation industry. The segment primarily supplies external body panel components for class 4 through class 8 commercial trucks. The Industrial and Non-Automotive segment produces various plastic components for the agricultural, appliance, commercial construction, and recreational transportation industries. Net sales by segment exclude inter-segment sales. Operating income consists of net sales less applicable operating costs and expenses related to those sales. The Company's general corporate expenses are excluded from segment operating income. Earnings before interest, taxes, depreciation and amortization ("EBITDA") by segment consists of operating income, other expense (income) net, adjusted for interest, taxes, depreciation, and amortization. The Company is not dependent on any single product or market.

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                                BUSINESS SEGMENT INFORMATION
                                               NINE MONTHS ENDED SEPTEMBER 30

                                                            Commercial                     Corporate &          Total
                            Year          Automotive           Truck        Industrial     Unallocated         Company
                            ----          ----------           -----        ----------     -----------         -------
Net Sales                   1999           $214,947          $168,412        $16,563         $     --         $ 399,922
                            1998            183,758           144,670         24,529                            352,957

Operating Income*           1999             13,444             9,146         (1,097)         (11,559)            9,934
                            1998              7,695             7,694          1,031           (7,110)            9,310

EBITDA**                    1999             24,468            18,080           (371)         (10,690)           31,487
                            1998             23,394            17,575          1,870          (10,442)           32,397

                                               THREE MONTHS ENDED SEPTEMBER 30

                                                            Commercial                     Corporate &          Total
                            Year          Automotive           Truck        Industrial     Unallocated         Company
                            ----          ----------           -----        ----------     -----------         -------
Net Sales                   1999           $ 70,345          $ 53,533          $5,397        $     --         $ 129,275
                            1998             59,480            46,174           6,443              --           112,097

Operating Income*           1999              2,084               (61)           (184)         (3,449)           (1,610)
                            1998               (379)            2,225             200          (1,849)              197

EBITDA**                    1999              6,146             2,895             176          (3,111)            6,106
                            1998              7,627             5,364             351          (5,262)            8,080


* Operating income includes unallocated corporate overhead expenses.

** EBITDA includes operating income, other expense (income) net, adjusted for interest, taxes, depreciation and amortization.

The following table reconciles EBITDA to pretax income (loss):

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30                         September 30
                                                 1999               1998               1999               1998
                                               --------           --------           --------           --------
EBITDA                                         $  6,106           $  8,080           $ 31,487           $ 32,397
Less:
Depreciation and amortization                     7,906              7,369             22,938             22,477
Interest expense                                  9,222              7,988             26,589             23,664
                                               --------           --------           --------           --------
Pretax loss, before cumulative effect
of change in accounting method                 $(11,022)          $ (7,277)          $(18,040)          $(13,744)
                                               ========           ========           ========           ========


6.  CONSOLIDATING INFORMATION

The Company's senior subordinated notes (the "Notes") are guaranteed by CE Automotive Trim Systems, Inc. ("CE"), a wholly owned consolidated subsidiary of the Company, but are not guaranteed by the Company's two other consolidated subsidiaries, its Brazilian subsidiary, Cambridge Industrial do Brasil, Ltd. and Voplex of Canada. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method; (ii) CE, the guarantor subsidiary, and (iii) Voplex of Canada and the Brazilian subsidiary, as non-guarantor subsidiaries. Separate financial statements of CE are not presented herein as management does not believe that such statements are material. CE had no revenues or operations during the periods presented. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or similar charges.

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)


                                                                         NON-
                                                                      GUARANTOR      GUARANTOR      ELIMINATIONS/
                                                          PARENT     SUBSIDIARIES    SUBSIDIARY      ADJUSTMENTS    CONSOLIDATED
                                                        ---------    ------------    ----------     -------------   ------------
ASSETS
------
Current Assets
     Cash ........................................      $     495      $     852      $      --       $      --       $   1,347
     Receivables .................................         79,241          5,749             --              --          84,990
     Inventories .................................         23,390          1,622             --              --          25,012
     Reimbursable tooling costs ..................         16,552            439             --              --          16,991
     Deferred income taxes and other .............          6,281             55             --              --           6,336
                                                        ---------      ---------      ---------       ---------       ---------
         Total current assets ....................        125,959          8,717             --              --         134,676
Property, plant and equipment, net ...............        186,284          2,244             --              --         188,528
Other long-term assets ...........................         30,962             63             --              --          31,025
Investment in consolidated subsidiaries ..........          6,032             --             --          (6,032)             --
                                                        ---------      ---------      ---------       ---------       ---------
         Total assets ............................      $ 349,237      $  11,024      $      --       $  (6,032)      $ 354,229
                                                        =========      =========      =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt ...........      $  14,477      $     402      $      --       $      --       $  14,879
     Accounts payable ............................         68,672            945             --              --          69,617
     Accrued liabilities .........................         25,724            495             --              --          26,219
                                                        ---------      ---------      ---------       ---------       ---------
         Total current liabilities ...............        108,873          1,842             --              --         110,715
Noncurrent liabilities
     Long-term debt ..............................        317,685          2,819             --              --         320,504
     Postretirement healthcare benefits ..........         25,743             --             --              --          25,743
     Deferred income taxes and other long-
       term liabilities ..........................          3,546             --             --              --           3,546
                                                        ---------      ---------      ---------       ---------       ---------
         Total liabilities .......................        455,847          4,661             --              --         460,508
Stockholders' equity (deficit)
     Common stock ................................              1             --             --              --               1
     Paid-in capital .............................         17,737          5,257             --           (5257)         17,737
     Accum.  other comprehensive income ..........           (149)           331             --              --             182
     Retained earnings (accumulated deficit) .....       (124,199)           775             --            (775)       (124,199)
                                                        ---------      ---------      ---------       ---------       ---------
         Total stockholders' equity (deficit).....       (106,610)         6,363             --          (6,032)       (106,279)
                                                        ---------      ---------      ---------       ---------       ---------
         Total liabilities and stockholders'
           equity (deficit) ......................      $ 349,237      $  11,024      $      --       $  (6,032)      $ 354,229
                                                        =========      =========      =========       =========       =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                      NON-
                                                                    GUARANTOR       GUARANTOR      ELIMINATIONS/
                                                       PARENT      SUBSIDIARIES     SUBSIDIARY     ADJUSTMENTS      CONSOLIDATED
                                                     ---------     ------------     -----------    -----------      ------------
ASSETS
------
Current Assets
     Cash ........................................   $   4,141       $     333       $       --      $      --       $   4,474
     Receivables .................................      74,310           6,206               --             --          80,516
     Inventories .................................      23,745           1,880               --             --          25,625
     Reimbursable tooling costs ..................      22,590             324               --             --          22,914
     Deferred income taxes and other .............       5,703              85               --             --           5,788
                                                     ---------       ---------       ----------      ---------       ---------
         Total current assets ....................     130,489           8,828               --             --         139,317
Property, plant and equipment, net ...............     189,559           3,779               --             --         193,338
Other long-term assets ...........................      31,080              87               --             --          31,167
Investment in consolidated subsidiaries ..........       6,395              --               --         (6,395)             --
                                                     ---------       ---------       ----------      ---------       ---------
     Total assets ................................   $ 357,523       $  12,694       $       --      $  (6,395)      $ 363,822
                                                     =========       =========       ==========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt ...........   $  16,729       $     543       $       --      $      --       $  17,272
     Accounts payable ............................      64,073           1,154               --             --          65,227
     Accrued liabilities .........................      29,739             401               --             --          30,140
                                                     ---------       ---------       ----------      ---------       ---------
         Total current liabilities ...............     110,541           2,098               --             --         112,639
Noncurrent liabilities
     Long-term debt ..............................     310,510           4,519               --             --         315,029
     Workers' compensation .......................          --              --               --             --              --
     Postretirement healthcare benefits ..........      23,431              --               --             --          23,431
     Other liabilities ...........................       3,545              --               --             --           3,545
                                                     ---------       ---------       ----------      ---------       ---------
         Total liabilities .......................     448,027           6,617               --             --         454,644
Stockholders' equity (deficit)
     Common stock ................................          --              --               --             --              --
     Paid-in capital .............................      17,808           5,257               --         (5,257)         17,808
     Accum. other comprehensive income ...........        (148)           (318)              --             --            (466)
     Retained earnings (accumulated deficit) .....    (108,164)          1,138               --         (1,138)       (108,164)
                                                     ---------       ---------       ----------      ---------       ---------
         Total stockholders' equity (deficit) ....     (90,504)          6,077               --         (6,395)        (90,822)
                                                     ---------       ---------       ----------      ---------       ---------
         Total liabilities and equity (deficit)...     357,523       $  12,694       $       --      $  (6,395)      $ 363,822
                                                     =========       =========       ==========      =========       =========

                 CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                               NON-
                                                             GUARANTOR       GUARANTOR     ELIMINATIONS/
                                                PARENT      SUBSIDIARIES     SUBSIDIARY     ADJUSTMENTS      CONSOLIDATED
                                              ---------     ------------     -----------    -----------      ------------

Sales ..................................      $ 126,125       $   3,150      $       --      $      --       $ 129,275
Cost of sales ..........................        117,651           2,674              --             --         120,325
                                              ---------       ---------      ----------      ---------       ---------
Gross profit ...........................          8,474             476              --             --           8,950
Selling, general and administrative
   expenses ............................         10,224             336              --             --          10,560
                                              ---------       ---------      ----------      ---------       ---------
Income /(loss) from operations .........         (1,750)            140              --             --          (1,610)
Other expense (income)
     Interest expense ..................          9,157              65              --             --           9,222
     Other, net ........................            190              --              --             --             190
                                              ---------       ---------      ----------      ---------       ---------
Income (loss) before income tax ........        (11,097)             75              --             --         (11,022)
Income tax expense (benefit) ...........             --              --              --             --              --
                                              ---------       ---------      ----------      ---------       ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............        (11,097)             75              --             --         (11,022)
Equity in income of consolidated
  subsidiaries .........................             75              --              --            (75)             --
                                              ---------       ---------      ----------      ---------       ---------
Net income (loss) ......................      $ (11,022)      $      75      $       --      $     (75)      $ (11,022)
                                              =========       =========      ==========      =========       =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                               NON-
                                                             GUARANTOR       GUARANTOR     ELIMINATIONS/
                                                PARENT      SUBSIDIARIES     SUBSIDIARY     ADJUSTMENTS      CONSOLIDATED
                                              ---------     ------------     -----------    -----------      ------------
Sales ..................................      $ 108,266       $   3,831       $        --      $      --       $ 112,097
Cost of sales ..........................         99,400           3,290                --             --         102,690
                                              ---------       ---------       -----------      ---------       ---------
Gross profit ...........................          8,866             541                --             --           9,407
Selling, general and administrative
   expenses ............................          8,799             411                --             --           9,210
                                              ---------       ---------       -----------      ---------       ---------
Income from operations .................             67             130                --             --             197
Other expense (income)
     Interest expense ..................          8,043             (55)               --             --           7,988
     Other, net ........................           (596)             82                --             --            (514)
                                              ---------       ---------       -----------      ---------       ---------
Income (loss) before income tax ........         (7,380)            103                --             --          (7,277)
Income tax expense (benefit) ...........         (2,846)            101                --             --          (2,745)
                                              ---------       ---------       -----------      ---------       ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............         (4,534)              2                --             --          (4,532)
Equity in income of consolidated
  subsidiaries .........................              2              --                --             (2)             --
                                              ---------       ---------       -----------      ---------       ---------
Net income (loss) ......................      $  (4,532)      $       2       $        --      $      (2)      $  (4,532)
                                              =========       =========       ===========      =========       =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                               NON-
                                                             GUARANTOR       GUARANTOR     ELIMINATIONS/
                                                PARENT      SUBSIDIARIES     SUBSIDIARY     ADJUSTMENTS     CONSOLIDATED
                                              ---------     ------------     -----------    -----------     ------------
Sales ..................................      $ 391,433       $   8,489       $       --      $      --      $ 399,922
Cost of sales ..........................        349,839           7,846               --             --        357,685
                                              ---------       ---------       ----------      ---------      ---------
Gross profit ...........................         41,594             643               --             --         42,237
Selling, general and administrative
   expenses ............................         31,335             968               --             --         32,303
                                              ---------       ---------       ----------      ---------      ---------
Income / (loss) from operations ........         10,259            (325)              --             --          9,934
Other expense (income)
     Interest expense ..................         26,414             175               --             --         26,589
     Other, net ........................          1,385              --               --             --          1,385
                                              ---------       ---------       ----------      ---------      ---------
Income before income tax ...............        (17,540)           (500)              --             --        (18,040)
Income tax expense .....................         (2,302)            101               --             --         (2,201)
                                              ---------       ---------       ----------      ---------      ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............        (15,238)           (601)              --             --        (15,839)
Equity in income of consolidated
  subsidiaries .........................           (601)             --               --            601             --
Cumulative effect of accounting change,
  net of tax benefit ...................            199              --               --             --            199
                                              ---------       ---------       ----------      ---------      ---------
Net income (loss) ......................      $ (16,038)      $    (601)      $       --      $     601      $ (16,038)
                                              =========       =========       ==========      =========      =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                               NON-
                                                             GUARANTOR       GUARANTOR     ELIMINATIONS/
                                                PARENT      SUBSIDIARIES     SUBSIDIARY     ADJUSTMENTS      CONSOLIDATED
                                              ---------     ------------     -----------    -----------      ------------
Sales ..................................      $ 339,538       $  13,419       $       --      $      --       $ 352,957
Cost of sales ..........................        304,549          11,354               --             --         315,903
                                              ---------       ---------       ----------      ---------       ---------
Gross profit ...........................         34,989           2,065               --             --          37,054
Selling, general and administrative
   expenses ............................         26,440           1,304               --             --          27,744
                                              ---------       ---------       ----------      ---------       ---------
Income from operations .................          8,549             761               --             --           9,310
Other expense (income)
     Interest expense ..................         23,586              78               --             --          23,664
     Other, net ........................           (495)           (115)              --             --            (610)
                                              ---------       ---------       ----------      ---------       ---------
Income (loss) before income tax ........        (14,542)            798               --             --         (13,744)
Income tax expense (benefit) ...........         (5,576)            227               --             --          (5,349)
                                              ---------       ---------       ----------      ---------       ---------
Income (loss) before equity in income of
  consolidated subsidiaries ............         (8,966)            571               --             --          (8,395)
Equity in income of consolidated
  subsidiaries .........................            571              --               --           (571)             --
                                              ---------       ---------       ----------      ---------       ---------
Net income (loss) ......................      $  (8,395)      $     571       $       --      $    (571)      $  (8,395)
                                              =========       =========       ==========      =========       =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                 NON-
                                                                               GUARANTOR      GUARANTOR
                                                                  PARENT      SUBSIDIARIES    SUBSIDIARY   CONSOLIDATED
                                                                  ------      ------------    ----------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......      $  9,077       $    577       $     --      $  9,654

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment ............       (17,777)          (140)            --       (17,917)
    Other .................................................           207             --             --           207
                                                                 --------       --------       --------      --------
NET CASH (USED) IN INVESTING ACTIVITIES .....................       (17,570)          (140)            --       (17,710)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings from revolving debt ....................        22,000             --             --        22,000
    Repayment of long-term debt ...........................       (17,603)            --             --       (17,603)
    Adjustment of note due seller .........................           519             --             --           519
    Repurchase paid-in capital ............................           (69)            --             --           (69)
                                                                 --------       --------       --------      --------
     NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES ..         4,847             --             --         4,847

Effect of foreign currency rate fluctuations on cash ......            --             82             --            82
                                                                 --------       --------       --------      --------
Net increase(decrease) in cash ............................        (3,646)           519             --        (3,127)
Cash at beginning of period ...............................         4,141            333             --         4,474
                                                                 --------       --------       --------      --------
Cash at end of period .....................................      $    495       $    852       $     --      $  1,347
                                                                 ========       ========       ========      ========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                                          NON-
                                                                        GUARANTOR      GUARANTOR
                                                           PARENT      SUBSIDIARIES    SUBSIDIARY    CONSOLIDATED
                                                          --------     ------------   -----------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....   $ 16,847       $   (940)            --       $ 15,907

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired ....................       (850)            --             --           (850)
Purchases of property, plant and equipment ............    (16,092)          (251)            --        (16,343)
                                                          --------       --------       --------       --------
     NET CASH (USED IN) INVESTING ACTIVITIES ..........    (16,942)          (251)                      (17,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving debt ....................      6,500             --             --          6,500
Repayment of long-term debt ...........................     (6,627)            --             --         (6,627)
                                                          --------       --------       --------       --------
     NET CASH USED IN FINANCING ACTIVITIES ............       (127)            --             --           (127)
                                                          --------       --------       --------       --------

Effect of foreign currency rate fluctuations on cash...         --           (306)            --           (306)
                                                          --------       --------       --------       --------
Net decrease in cash ..................................       (222)        (1,497)            --         (1,719)
Cash at beginning of period ...........................      1,646          2,142             --          3,788
                                                          --------       --------       --------       --------
Cash at end of period .................................   $  1,424       $    645       $     --       $  2,069
                                                          ========       ========       ========       ========


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

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                    --------------------      ---------------------
                                                     1999         1998          1999         1998
                                                    ------       -------       ------       -------
                                                     % OF         % OF          % OF         % OF
                                                     SALES        SALES         SALES        SALES
                                                    ------       -------       ------       -------
Sales ..........................................    100.0%       100.0%        100.0%       100.0%
Gross profit ...................................      6.9%         8.4%         10.6%        10.5%
Selling, general and administrative expenses....      8.2%         8.2%          8.1%         7.9%
(Loss) before income tax .......................     (8.5)%       (6.5)%        (4.5)%       (3.9)%
Net (loss) .....................................     (8.5)%       (4.0)%        (4.0)%       (2.4)%

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

SALES

The Company's sales increased by $17.2 million, or 15.3% to $129.3 million in the three month period ended September 30, 1999, compared to $112.1 million in the three month period ended September 30, 1998. Sales in the Automotive segment increased by $10.9 million or 15.4% for the third quarter 1999 compared to the third quarter 1998. Sales in the third quarter 1998 were depressed by work stoppages at General Motors. The Company also enjoyed substantially increased sales on the GM Silverado, which was launched in 1998.

The Commercial Truck segment's sales increased 15.9% or $7.3 million for the third quarter of 1999 compared to the third quarter 1998, to $53.5 million. Strong sales to Freightliner accounted for the majority of the increase.

Sales dropped $1.0 million in the Industrial segment for the third quarter 1999 versus the third quarter 1998. Sales decreased by 16.2% from $6.4 million in 1998 to $5.4 million. The reduction in sales revenue was caused by weaker demand for agricultural equipment, a soft economy in Brazil, and a lower foreign currency translation rate of the Company's Brazilian sales.

GROSS PROFIT

On a consolidated basis, gross profit decreased by $.4 million, or 4.8%, to $9.0 million for the third quarter of 1999, compared to $9.4 million for the third quarter of 1998. Gross margin as a percent of sales decreased from 8.4% in 1998 to 6.9% in 1999. The decrease in gross profit primarily resulted from higher production costs ($4.0 million), substantially offset by the favorable impacts of increased volume ($3.5 million) and improved product mix. The increase in production costs primarily resulted from launch costs and other production inefficiencies incurred in the Commercial Truck segment. The favorable sales volume impact was concentrated in the Automotive segment, reflecting additional sales to General Motors, compared to the third quarter of 1998 which was unfavorably impacted by a General Motors strike.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A"') of $10.6 million were 8.2% of sales for the three months ended September 30, 1999 period, compared to $9.2 million or 8.2% of sales for the same 1998 period. The increase in SG&A of $1.4 million was due in part to the Company's continuing investment in such areas as program management, business expansion efforts, sales and marketing, and information systems.

NET INCOME

The company recorded a net loss of $11.0 million in the 1999 period, compared to the net loss of $4.5 million in the 1998 period. This increase in net loss was the result of the gross profit reduction and SG&A increase mentioned above, combined with increased interest expense and the elimination of the tax benefit of losses; the increase in interest expense was $1.2 million, with interest expense of $9.2 million for the 1999 period, compared to $8.0 million for the 1998 period. The increase in interest expense for the 1999 period was primarily attributable to an increase in interest rates. The Company did not record a tax benefit on its losses during the third quarter of 1999, as it now expects a loss for the year as a whole. In 1998, the Company recorded tax benefit of $2.7 million for the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998


SALES

Sales increased $47.0 million or 13.3% to $399.9 million in the nine month period ended September 30, 1999, compared to $352.9 million in the nine month period ended September 30, 1998. The increase was primarily attributable to changes in volumes on certain programs and changes in product mix as indicated above.

Sales in the Automotive segment increased by $31.2 million, or 14.5%, to $214.9 million, or 14.5%, for the nine months ended September 30, 1999 compared to $183.7 million for the nine months ended September 30, 1998. This was the result of a robust automotive market, and work stoppages at General Motors in the comparable 1998 period which depressed that period's sales. Light trucks accounted for most of the overall increase.

The Commercial Truck segment's sales increased $23.7 million or 14.1%, to $168.4 million, for the nine months ended September 30, 1999 compared to same period in 1998. Sales to Freightliner were responsible for the majority of the increase.

Sales fell $8.0 million, or 32.5%, in the Industrial segment for the nine months ended September 30, 1999 versus the same period during the prior year. Domestic sales dropped $4.8 million, primarily due to the low demand for agricultural equipment. Sales in Brazil, measured in the Brazilian currency (Reais), fell about 19% during the nine months ended September 30, 1999 versus the same period in 1998. Additionally, the inter-bank foreign currency exchange rate dropped from an average of approximately .87 during the 1998 period to approximately .57 for the 1999 period, thus further shrinking sales in terms of U.S. dollars. The combination of these two factors decreased sales $3.2 million during the 1999 period, compared to the nine month period in 1998.

GROSS PROFIT

On a consolidated basis, gross profit increased by $5.2 million, or 14.0%, to $42.2 million in 1999, compared to $37.0 million for 1998. Gross margin as a percent of sales increased from 10.5% in 1998 to 10.6% in 1999. The increase in gross profit primarily resulted from higher sales volumes ($8.1 million) and improved product mix, the impacts of which were partially offset by higher production costs. The Automotive and Commercial Truck segments contributed $7.5 million and $2.3 million, respectively, to gross profit as a result of higher sales volumes. Sales volume decreased in the Industrial segment due to soft agricultural sales which resulted in a decrease of $1.8 million in gross profit in 1999 compared to 1998. In 1999, the Commercial Truck Group incurred approximately $4 million in production costs related to several product launches and other production inefficiencies that unfavorably impact gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") of $32.3 million increased to 8.1% of sales for the nine months ended September 30, 1999, compared to $27.7 million or 7.9% of sales for the same 1998 period. The increase in SG&A of $4.6 million was due in part to the Company's expenditures required to manage future booked business in such areas as program management, business expansion efforts, sales and marketing, and information systems.

NET INCOME

The Company recorded a net loss of $16.0 million in the 1999 period, compared to the net loss of $8.4 million in the 1998 period. This increased loss was the result of the items mentioned above and an increase in interest expense of $2.9 million to $26.6 million for the 1999 period, compared to $23.7 million for the 1998 period, and reduced tax benefits of losses. The increase in interest expense for the 1999 period was primarily attributable to the increase in interest rates, an increase in debt levels, and amortization of additional deferred financing costs which were incurred in January 1999 as a result of the Fourth Waiver and Amendment of the Company's credit agreement. During the 9-month period ending September 30, 1999, the Company booked tax benefits of $2.2 million, compared with tax benefits of $5.3 million in the same 1998 period. While the company recorded a tax benefit on its losses through the second quarter of 1999, it did not record a tax benefit on its losses during the third quarter, as it now expects a loss for the year as a whole.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs historically have been for operating expenses, working capital and capital expenditures. Acquisitions have been financed through debt facilities collateralized by the Company's assets and cash flows. Management expects future cash will be required for capital expenditures to meet new program requirements for Ford and GM.

The Company is planning to begin operations at a new facility in Celaya Guanajuato, Mexico in the first half of 2000. This facility will provide components for Ford's H215, GM's GMT 805 and GMT 250/257. In addition, the Company is planning to facilitize the production of a new truck box for the GMT 800 program, scheduled to launch in late 2000 or early 2001. During the 4th Quarter of 1999, the Company will complete the tooling and facilities required to produce fenders for Ford's P225 program, scheduled to launch in January 2000. The scope of these and other important customer programs has significantly expanded since the Company's intial capital spending plans were communicated with its bank group. Furthermore, some capital expenditures have been incurred that were originally planned to be handled as an operating lease. Since the lease financing was not in place at the time the Company purchased the equipment, the Company's expenditures were deemed a purchase for accounting purposes. In order to enter into an operating lease for this project, the Company will need to enter into a sale and leaseback transaction, which requires a waiver under its credit agreement. Consequently, current projections are that the Company will likely spend more than the $26.2 million capital expenditure limit for 1999 per the credit agreement. The Company is in process of working with its agent bank to obtain a covenant waiver.

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

The amended Credit Agreement eliminated covenant requirements at December 31, 1998, and amended the covenants for periods through March 31, 2000. The Company was in compliance with the amended covenants as of March 31, 1999, June 30, 1999 and September 30, 1999.

Based on the Company's current business forecast for the quarter ending December 31, 1999 and early fiscal 2000, as well as new contract commitments awarded by key customers, the Company currently believes that it will be out of compliance with certain of the financial and capital expenditure covenants contained in the Credit Agreement. The Company has historically had good relations with its lender group and is currently in discussions with its agent bank regarding modification or waiver of the affected covenants. In addition, unless the Company obtains additional sources of capital, the Company anticipates that it may have insufficient cash available in the first half of fiscal 2000 to meet its capital expenditure requirements. In order to meet these capital needs, the Company is currently evaluating, with its financial advisors, its strategic alternatives including possible debt and equity financings. There can be no assurances as to the outcome of the Company's efforts with respect to the foregoing.

                                   CASH FLOWS

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,

Cash flow from:                                1999           1998          1999           1998
                                            ---------      ---------      --------       --------
         Operating activities               $  6,225       $  4,398       $  9,654       $ 15,907
         Investing activities                (10,212)        (4,797)       (17,710)       (17,193)
         Financing activities                  4,345            826          4,847           (127)
         Foreign currency fluctuations           380           (225)            82           (306)
                                            --------       --------       --------       --------

Net cash flow                               $    738       $    202       $ (3,127)      $ (1,719)
                                            ========       ========       ========       ========

During the third quarter of 1999, the Company provided cash flow from operations of $6.2 million. Cash used from operations before changes in working capital items was $(1.8) million which included non-cash adjustments of (1) $7.9 million of depreciation and amortization; (2) $.8 million charge to income for post-retirement benefits; (3) $0.2 million deferred income tax expense; and (4) $0.4 million equity loss in the Company's joint venture. Decreases in working capital provided cash of $8.0 million. The decreases in working capital were primarily the result of the timing of cash receipts and cash payments.

Net cash flow from operating activities for the third quarter of 1998 was $4.4 million. Net loss for the third quarter of 1998 was $4.5 million. The non-cash adjustments of $7.7 million primarily consisted of depreciation and amortization of $7.3 million, and a non-cash charge to income for postretirement benefits of $0.7 million. Changes in working capital components provided $3.5 million, primarily the result of timing of collections on trade accounts receivable and payments of accounts payable and accrued interest.

The Company spent approximately $9.9 million on capital items for the three-month period ended September 30, 1999, in comparison to approximately $4.8 million for the 1998 period. Items purchased in 1999 relate to the GM H-car program, GM truck box, Ford Excursion tri-door, GMT 800 program, and other programs and various equipment upgrades.

At September 30, 1999, the following summarizes the debt outstanding and unused credit availability (dollars in thousands):

                                    Total         Amount        Unused
                                  Commitment    Outstanding   Availability
                                  ----------    -----------   ------------
Revolving credit*                  $ 65,000      $ 46,000      $ 19,000
Term debt                           205,000       183,800            --
Senior subordinated notes           100,000       100,000            --
Capital leases & seller notes         3,497         3,497            --
Other                                 2,086         2,086            --
                                   --------      --------      --------
TOTAL                              $375,583      $335,383      $ 19,000
                                   ========      ========      ========

* As described in the preceding section in Liquidity and Capital Resources, the revolving credit facility shall not exceed at any time $65 million, and shall not exceed $50 million on the last day of each month.

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

Personal computers and network systems are also in the process of being upgraded to Windows NT. This process has required the replacement of more than ninety percent of all current personal computers and file servers. The replacement is scheduled to be finished by December 1999 or January 2000. All applications being processed on personal computers are not mission critical to the Company's operations. The only remaining area of some concern is in end-user computing - the processing of data in spreadsheets and personal data bases that a particular user may have set up. The correction of any date-related calculations is expected to be made by the end users.

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


                                          Cambridge Industries, Inc.

Date:    November 15, 1999
                                          /s/ Donald C. Campion
                                          -----------------------------------
                                          Donald C. Campion
                                          Chief Financial Officer


                                          /s/ Donald C. Campion
                                          -----------------------------------
                                          Donald C. Campion
                                          Chief Accounting Officer