Form 10-K
period 1999-12-31
CAMBRIDGE INDUSTRIES INC /DE
filed 2000-03-30
CIK 1044649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.


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

                                      None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes[ X ]  No [   ]

  As of March 27, 2000, the aggregate market value of the registrants' Common Stock held by non-affiliates of the Company was $0.00.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:   Indicate by check mark whether the registrant has filed
all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes [-]   No [x]

  APPLICABLE ONLY TO CORPORATE REGISTRANTS.   As of March 27, 2000, the numbers
of shares outstanding of each of the classes of common stock of Cambridge Industries Holdings, Inc., of which the Company is a wholly-owned subsidiary, was 63,640.97 of Class A Common, 25,439.68 of Class L Common and 45,000.00 of Class P Common.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ - ]

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995 (the "Reform Act"), the Company intends to caution readers that there are several important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company. Readers are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to the forward-looking statements to reflect events or circumstances or to reflect the occurrence of unanticipated events.

  The Company wishes to ensure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on the Company's operations and cash flows caused by labor strikes or work stoppages at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the availability of funds to the Company for capital investments to enhance existing production and distribution capabilities; and (v) the ability of the Company, as well as its vendors, and customers, to address year 2000 processing issues on a timely basis.

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

   PART I
   ------

ITEM 1.        Business  ............................................      1
ITEM 2.        Properties............................................     19
ITEM 3.        Legal proceedings.....................................     19
ITEM 4.        Submission of matters to a vote of security holders...     20

   PART II
   -------

ITEM 5.        Market for the Company's common stock and related
               stockholder matters...................................     20
ITEM 6.        Selected financial data...............................     20
ITEM 7.        Management's discussion and analysis of financial
               condition and results of operations...................     22
ITEM 8.        Consolidated financial statements and supplementary
               data..................................................     31
ITEM 9.        Changes in and disagreements with accountants on
               accounting and financial disclosure...................     31

   PART III
   --------
ITEM 10.       Directors and executive officers of the Company.......     32
ITEM 11.       Executive compensation................................     33
ITEM 12.       Security ownership of certain beneficial owners and
               management............................................     36
ITEM 13.       Certain relationships and related transactions........     39

   PART IV
   -------

ITEM 14.       Exhibits, financial statement schedules, and reports
               on Form 8-K...........................................     41

                                     PART I

                               ITEM 1 -- BUSINESS

  As used in this Annual Report, unless the context otherwise requires, the ''Company'' or ''Cambridge'' refers to Cambridge Industries, Inc. and its wholly-owned subsidiaries, including the co-registrant, CE Automotive Trim Systems, Inc. (''CE''). The Company is a wholly-owned subsidiary of Cambridge Industries Holdings, Inc. (''Holdings'').


GENERAL

  The Company is a leading Tier 1 supplier of plastic components and composite systems with a 31% share of the total automotive composite market. Customers include GM, Ford, DaimlerChrysler, Toyota, Honda, Mazda, Nissan, Volkswagen, Freightliner, PACCAR, Mack Truck and Volvo Heavy Truck. As a Tier 1 supplier, the Company is increasingly responsible for the design, engineering, validation testing, manufacturing and quality control of parts and pre-assembled components for original equipment manufacturers (''OEMs''). Within the transportation OEM market for plastic products there are three distinct types of applications, all of which the Company can provide: exterior, structural/functional/powertrain and interior. The Company manufactures components, modules and systems for exterior and structural/functional/powertrain applications and components and modules for interior applications. In addition to products supplied to its automotive and commercial truck OEM customers, the Company also manufactures a number of products for non-automotive customers. The Company's production utilizes a wide range of processes, including compression, injection, extrusion and blow molding, and prime top coat painting capabilities at OEM Class A standards.

  The Company has experienced rapid growth since 1991 due to increased plastic usage by OEMs, five major acquisitions and significant new product introductions. Additionally, the Company's average content per vehicle (automobile, light truck and commercial truck) produced in North America has increased from approximately $0.86 in 1991 to approximately $36.12 in 1999.

  At February 29, 2000, the Company employed approximately 4,740 people.

DESCRIPTION OF BUSINESS BY OPERATING SEGMENT

Cambridge's businesses are organized, managed, and internally reported as three operating segments. The operating segments, which are based on differences in customers and products, technologies and services, are as follows:

Operating Segment           Principal Products
-----------------           ------------------

Automotive and Light Truck  Molded engineered plastic components primarily for automotive original equipment manufacturers

Commercial Truck            Molded engineered plastic components primarily
                            for the commercial transportation industry, class
                            4 through class 8 commercial trucks

Industrial and
Non-automotive              Various plastic components for the agricultural,
                            appliance, commercial construction, and recreational transportation industries

Segment financial data for the years 1997 through 1999, including financial information about export sales, is included in Note 18 of Notes to Consolidated Financial Statements. Cambridge's three operating segments bridge together common or related technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Various corporate assets and overhead expenses are not assigned to the segments.


AUTOMOBILE AND LIGHT TRUCK COMPONENTS INDUSTRY

  As automobile and light truck manufacturers have faced increased competitive pressures, they have sought to significantly reduce costs, improve quality, reduce weight, and shorten the development time required for new vehicle platforms. These changes have altered the OEM/supplier relationship and benefited larger suppliers, such as the Company, strong product engineering and development capabilities, superior quality and the ability to deliver products on a timely basis. The Company believes the following to be the primary trends in the automotive and light truck components industry:


 Increased Use of Plastics

  The combined pressures of cost reduction, increased durability requirements and rising fuel economy standards have caused OEMs to concentrate on developing and employing lower cost, more durable and lighter weight materials. As a result, the average plastic weight per passenger vehicle has increased by 71%, from approximately 150 pounds in 1988 to approximately 257 pounds in 1999.
Total automotive composite usage is projected to increase by 55% between 1999 and 2009. While plastics historically have been used for many interior trim components, they are now being used more extensively in such structural components as grille opening reinforcements, floor panels, bumpers and support beams, as well as in such nonstructural components as exterior trim panels, grilles, duct systems, tail lights, fluid reservoirs, intake manifolds, valve covers and drive train components. These trends toward the increased use of plastics in exterior and structural/functional/powertrain components have been driven by innovations in material, molding and painting technologies, which have improved the performance and appearance of molded plastic components as well as lowering their costs. Plastic's design freedom is also key to its increased use. Not only does plastic allow for the manufacture of products that cannot be manufactured with other materials, plastic makes it possible to combine several parts, saving weight and cost. Additionally, recently introduced plastics that can withstand the hot, corrosive environment of the engine compartment are becoming more prevalent. For example, the Company has developed plastic rocker arm covers for use on the high production volume Ford 3.0L and 4.6L engines. Furthermore, according to industry sources, plastics usage in engine and mechanical components is expected to increase by more than 38% from 1998 to 2009. Now light truck is converting pick-up boxes traditionally done in metal composites.

  Historically, plastic has generally had an advantage over steel in low volume production runs due to lower upfront tooling costs. With its lower tooling costs, the Company benefits from the increase in niche vehicles (such as the DaimlerChrysler Viper and the GM Corvette), "mass customization" of high volume vehicles such as the Ford Focus and the addition of flare fenders to the Ford Ranger and Ford F-150 pick-ups and the use of optional accessories (such as step-assists on certain sport utility vehicles such as GM's GMT800, and DaimlerChrysler's Jeep Wrangler hard-top). For higher volume production runs where tooling costs may be amortized over a larger number of units, steel generally has an advantage, because it is usually a less expensive raw material with lower finishing costs.


 Increased Outsourcing by Domestic OEMs

  In an effort to reduce costs, accelerate product design and simplify manufacturing, domestic OEMs have outsourced the manufacture of many components, systems and modules which were previously manufactured internally. Independent suppliers generally are able to design, manufacture and deliver components at a lower cost than the OEMs due to: (i) their significantly lower direct labor, fringe benefit and overhead costs; (ii) the ability to spread R&D and engineering costs over products provided to multiple OEMs; and (iii) the economies of scale inherent in product specialization. The domestic OEMs have benefited because outsourcing has allowed them to reduce costs and to focus on overall vehicle design and consumer marketing.

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

COMMERCIAL TRUCK COMPONENTS INDUSTRY

  The commercial truck components industry has also experienced increased use of plastics. Continuing consolidation of the domestic OEM's coupled with on-going consolidation of the supplier base have served to increase levels of manufacturing in North America. The increased use of plastics is particularly pronounced in the commercial truck industry. Plastics allow for significant weight savings and improved fuel economy relative to steel. For example, the Company believes that a composite truck hood assembly made by the Company weighs approximately 30% less than a comparable steel assembly. In addition, because of low annual volumes of commercial truck production, lower up front tooling costs give plastic an advantage over steel. Finally, in contrast to the automotive and light truck component industry, the commercial truck industry historically has not manufactured its own components, but rather has relied heavily on suppliers for their design, engineering and manufacturing of components. These industry characteristics favor suppliers like the Company, that have broad design and engineering capabilities and extensive commercial truck component manufacturing experience. The Company is a key supplier to Freightliner, Kenworth, GM, Volvo, Sterling, Ford and Mack Truck.


INDUSTRIAL AND NON-AUTOMOTIVE COMPONENTS INDUSTRY

  The industrial and non-automotive markets for the Company's manufacturing processes include recreation, agriculture, transportation, construction, marine and military industries. A substantial portion of the reinforced plastic products supplied to these markets comes from sheet molded compound (''SMC''), much of which is captively molded by companies such as General Electric, White Westinghouse, Therma-Tru, Kohler, Rubbermaid, Xerox and RCA. The development of business in this market typically comes from two areas of opportunity: conversion from alternate materials and conversion from alternate composite processes due to increased volume requirements.


BACKGROUND, ACQUISITION AND EXPANSION HISTORY

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

  1990   Wolf Engineering Corporation (''Wolf'')

           Enhanced functional parts capabilities and added tool building capability. Added GM as customer. Management improved manufacturing material flow, improved labor productivity and reduced SG&A.

  1993   Voplex Corporation (including Voplex Canada) (collectively, ''Voplex'')

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

  1994   Rockwell Plastics ("Rockwell")

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

  1996   GenCorp RPD ("GenCorp RPD")

           Substantially increased SMC capabilities, making the Company the leading manufacturer of SMC. Added Volvo Heavy Truck and Kenworth to customer base as well as significantly increased business with GM. To date, management has re-negotiated insurance and benefit policies and significantly reduced intercompany charges related to corporate level administration.

  1997   APX--PMC Division  ("APX")

           Added resin transfer molding ("RTM") technology and paint priming. The acquisition also added in-house RTM tooling and prototype capabilities and strengthened the Company's relationship with DaimlerChrysler.

  1997   Eagle-Picher--Plastics Division  ("Eagle-Picher")

           Improved painting capabilities by adding top coat painting which meets OEM Class A standards. Added non-automotive product lines and strengthen Transplant relationships. Added additional large tonnage presses and open plant capacity and ability to consolidate SMC production with other Company plants.

  1997   Goodyear-Jackson--Engineered Composites Business  ("Goodyear-Jackson")

           Strengthened the Company's position as the leading SMC supplier to medium and heavy truck OEMs and enhanced its relationship with Ford and Freightliner. Added new products (grill opening panels & retainers, air brake pistons) and manufacturing processes (SMC injection molding). Increased SMC production capacity with the addition of compression and injection molding presses.

  1997 Owens-Corning Brazil--Brazilian Molded Plastic and Pultrusion Operations ("Brazil")

           Added ability to manufacture components for Brazil-based customers and Brazilian subsidiaries of North American OEMs.

  1998   Livingston, Inc. ("Livingston")

           Enhanced the Company's relationship with PACCAR (Kenworth) and provided the Company with a Class 8 commercial truck component assembly facility on the west coast of the United States.

MEXICAN FACILITY

  The Company has recently completed formation under Mexican law, of Cambridge Operations Mexico, S.A. a subsidiary owned one percent (1%) by Holdings and 99% by the Company ("Cambridge Mexico"). Cambridge Mexico was formed to lease and operate a production facility in Mexico to support the Ford (H-215) and GM (GM250) programs. The manufacturing facility is anticipated to be approximately 70,000 square feet and commence operations during the fourth quarter of 2000. The Mexico facility will position Cambridge Industries to take advantage of the emerging requirements for resident Mexico plastic suppliers to the automotive and commercial truck OEMs.


SENIOR SUBORDINATED NOTES DUE 2007

  On July 10, 1997, the Company issued (the ''Offering'') its Senior Subordinated Notes due 2007, Series A (the ''Series A Notes'') in the principal amount of $100.0 million. On January 14, 1998, the Company completed an exchange offer (the ''Exchange Offer'') pursuant to which $98.0 million principal amount of Series A Notes were exchanged for the Company's Senior Subordinated Notes due 2007, Series B (the ''Series B Notes,'' together with the Series A Notes, the ''Notes''). The Notes bear interest at a rate of 10 1/4 % per annum, payable on each January 15 and July 15, commencing January 15, 1998. The Notes will mature on July 15, 2007. The Company may redeem the Notes on or after July 15, 2002.

  The Notes are general unsecured obligations of the Company. The Notes are guaranteed on a senior subordinated basis by the Company's only existing U.S. subsidiary, CE, and all of the Company's future U.S. subsidiaries (the ''Guarantors''). The Guarantees are general unsecured obligations of the Guarantors. The proceeds of the Offering, together with financing under the Credit Agreement (as defined below), were used, in part, to finance the Eagle-Picher and Goodyear-Jackson transactions.

  As a result of the Exchange Offer, Section 13 of the Exchange Act required that the Company file certain reports, including this Annual Report. However, pursuant to Exchange Act Rule 15d-6, the Company filed a Form 15 with the Securities and Exchange Commission before January 30, 1998, which suspended the Company's duty to file Section 13 reports.

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

  As a result of the Company's intention to sell its business to a qualified buyer, announced previously by the Board of Directors described below, there can be no assurance, if the buyer does not assume the Notes, that such sales process will generate sufficient proceeds after payment of senior secured obligations of the Company and transaction costs to pay the Notes in full. See, Management Discussion and Analysis - Liquidity and Capital Resources.

CREDIT AGREEMENT

  On July 10, 1997, the Company entered into a credit agreement with Bankers Trust Company as agent (''Agent'') and other institutions (the "Banks") providing loans up to $280.0 million, consisting of: $70.0 million in aggregate principal amount of A Term Loans; $135.0 million in aggregate principal amount of B Term Loans; and $75.0 million revolving credit facility. The Company used the A Term Loans and the B Term Loans to repay term loans under a previous credit agreement. As of March 30, 2000, the Company had drawn $65.0 million of the revolving credit facility.

  The Credit Agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, capital expenditures and other matters customarily restricted in such agreements. The covenants also require the Company to meet minimum levels of EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage, and establish a maximum leverage ratio.

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

  In July 1999, the company entered into a Fifth Waiver and Amendment and in December 1999, the Company entered into a Sixth Waiver and Amendment, pursuant to which certain restrictive covenants contained in the Credit Agreement were waived and amended. With respect to the Sixth Waiver and Amendment, the Company's authority to pay the employment compensation or management fees (but not reasonable out of pocket expenses) of certain affiliates was restricted. Any such unpaid compensation or management fees continue to accrue. In addition, with respect to the Sixth Waiver and Amendment, the Company agreed to cooperate with and pay reasonable costs, fees and disbursements of the Banks legal counsel and consultants to such legal counsel in connection with certain reporting and analytical activity under the Credit Agreement related to the Company's business operations and financial results therefrom.

  As an inducement to the Banks agreeing to the Sixth Waiver and Amendment, Holdings and the Company agreed to engage Morgan Stanley Dean Witter & Co. ("MSDW") for purposes of assisting Holdings and the Company with the sale of all or a portion of the company's business or assets, to cooperate with MSDW in connection with such sales activity, provided that such activity did not materially reduce the value of any business or assets sold, and to pay certain amendment fees to the Banks related to the outstanding balances of all borrowings under the Credit Agreement.

  Subsequent to the Company's 1999 year-end, in March 2000, the Company entered into the Seventh Waiver and Amendment and the Eighth Waiver and Amendment. In the Seventh Waiver and Amendment, the Banks eliminated for the month of February 2000, the requirement imposed in the Fourth Waiver and Amendment that the outstanding principal amount of the Company's revolving credit facility under the Credit Agreement not exceed $50 million on the last day of any month. In the Eighth Waiver and Amendment the Company and the Banks agreed to several waivers, revisions and amendments to certain restrictive covenants under the Credit Agreement, including extending the date by which the Company's outstanding principal amount of its revolving credit facility could not exceed $65 million, and deferral of the Company's obligations relating to certain mandatory prepayments of principal. As a condition to the Eighth Waiver and Amendment becoming effective, the Company agreed to negotiate for and enter into with its OEM customers certain agreements (the "Customer Agreements") whereby the OEMs agree as long as the Company is in compliance with the Customer Agreements (i) to provide accelerated payments of their accounts payable to the Company, (ii) not to resource the production of the company's products, programs or projects, and (iii) to waive set-off or payment abatement rights on certain of the OEMs' accounts payable to the Company.

  The Company has entered into such Customer Agreements as the Banks required. In order to induce the Banks to enter into the Eighth Waiver and Amendment, the Company (i) reaffirmed its commitment to the sale process contemplated by the Sixth Waiver and Amendment for which MSDW was engaged, (ii) agreed to the payment to the Banks of certain additional amendment fees related to the outstanding principal balances of all borrowings under the Credit Agreement, and
(iii) agreed, along with Holdings and the Guarantor of the Credit

Agreement, to release the Banks and their agents under and pursuant to the Credit Agreement, from any and all claims, causes of action, or liabilities which are in any manner related to it's Credit Agreement and any documents or enforcement activities related thereto.

  As a condition of entering into the Customer Agreements, the OEMs required that the Company negotiate for and obtain standby financing commitments for debtor-in-possession financing in the event of a Chapter 11 insolvency proceeding involving the Company. The Company has obtained commitments for such debtor-in-possession financing from the Banks who are signatories to its Credit Agreement (the "DIP Financing").

BUSINESS STRATEGY

  The Company's historic business strategy has been to capitalize on its perceived competitive strengths (see ''Competition'') in order to enhance its leadership position in the industry through a series of acquisitions of complimentary manufacturers.

  This strategy was designed to capitalize on increased plastic usage for exterior and structural/functional components. The Company continues to seek opportunities to increase plastic content per vehicle through the design, development and manufacture of plastic components and systems which have been historically fabricated in metal. For example, the Company generates significant revenue from several products which were not historically fabricated in plastic, such as the plastic rocker arm covers, the cross car beam and the step-assist. The Company is now actively marketing these technologies to other OEMs for use in other platforms. The Company has been awarded contracts from GM for a composite pick-up truck bed that weighs less and has increased durability compared to steelbeds currently in use. The Company expects plastic content per vehicle for exterior and structural/functional/powertrain components to continue to increase during the next several years.

SALE OF COMPANY OR ITS BUSINESS

  Subsequent to the Company's 1999 year-end, the Company announced that for various strategic reasons its board of directors had approved a decision to solicit buyers for the Company. The demand for the Company's technology and manufacturing abilities has resulted in the Company's being selected by its customers for programs and projects that are critical to these customers' future success. To satisfy such customer needs for assured performance and for the Company to perform its obligations with respect to the increase in the Company's business, the Company requires significant funding for new equipment and facilities. These needs can best be met by the Company through the sale of certain of its on-going business operations or, if the right opportunity presents itself, all of the Company's assets and business operations to a qualified buyer. To assist Management and the Board of Directors in achieving a timely and competitive execution of this sales plan, the Company has engaged MSDW as its investment banking firm and Wasserstein Perrella & Co., Inc., as its financial advisor.

  The Company anticipates that it will have substantially accomplished its strategic goal of identifying a qualified buyer or buyers for its business investments by the end of the first half of the year ending December 31, 2000. The Company believes that as part of the sales process a buyer may require that a Chapter 11 proceeding be commenced to facilitate such sale.

EXISTING JOINT VENTURES AND LICENSING ARRANGEMENTS

  In order to leverage its competitive position to the greatest extent and penetrate new markets, the Company has attempted to access new technologies through joint ventures and licensing arrangements. The Company seeks to exploit joint ventures, strategic alliances and licensing arrangements to develop new products, materials and processing technologies that provide opportunities for growth while limiting its investment risk. The Company currently has a strategic alliance agreement with Menzolit Fibron, and a joint venture agreement with Mexican Industries in Michigan, Inc. ("Mexican Industries") and a technical licensing agreement with Moya.

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

  In May 1998, the Company entered into a joint venture with Mexican Industries to assist domestic OEMs in meeting their minority content goals by supplying, through the joint venture, interior trim products to the OEMs and industry suppliers. The joint venture takes the form of a Michigan limited liability company with the name Mexican and Cambridge, L.L.C., doing business as Dos Manos Technologies ("Dos Manos"). In connection with the formation and operation of the joint venture, Mexican Industries built a manufacturing and assembly facility in Detroit, Michigan, which is being leased by Dos Manos. The facility commenced operations in December 1998.

  As a part of this announced business strategy, Management recently commenced negotiations with Mexican Industries with a view to having Mexican Industries acquire all of the Company's interest in Dos Manos for the present fair market value of such interest.

Customers

  The Company has a diverse customer base, including, among others, Ford, GM, DaimlerChrysler, Honda, Mazda, Nissan, Volkswagen, Freightliner, PACCAR, Mack Truck and Volvo Heavy Truck. The Company has close ties to the automobile manufacturing industry and has integral components in some of the industry's most popular vehicles. The Company currently has products in numerous high volume vehicles, including long-lasting models sold in the United States such as the Ford Explorer, Ranger, Taurus and F-150 truck, the GM Suburban and Astro Minivan and the Honda Accord. The following chart highlights vehicles which use products produced by the Company:

         1999 VEHICLE NAMEPLATES--AND SELECTED NON-AUTOMOTIVE CUSTOMERS


     Customers                                               Models
-------------------  -----------------------------------------------------------------------------------
Automobile and
 Light Truck:


DaimlerChrysler      CHRYSLER         DODGE              PLYMOUTH     JEEP/EAGLE
                     --------         -----              --------     ----------
 Automobiles....                      Intrepid
                                      Neon
                                      Viper Coupe
                                      Viper Convertible

 Light Trucks...     Town & Country   Caravan            Voyager      Cherokee
                                      Dakota                          Grand Cherokee
                                      Ram Van                         Wrangler

Ford                 FORD             FORD               LINCOLN      MERCURY
                     ----             ----               -------      -------
 Automobiles....     Crown Victoria   Mustang            Mark VIII    Grand Marquis
                     Thunderbird      Taurus             Continental
                                                         Town Car
 Light Trucks...     F-Series Pickup  Ranger                          Villager
                     Econoline        Explorer
                     Windstar
                     Aerostar Van

General Motors       CHEVROLET        BUICK              OLDSMOBILE   CADILLAC   PONTIAC     SATURN
                     ---------        -----              ----------   --------   -------     ------
 Automobiles....     Monte Carlo      Le Sabre           Intrigue     Seville    Firebird    Saturn SL
                     Lumina           Riviera            Cadillac     Eldorado   Bonneville  Saturn SC
                     Camaro           Regal              Cutlass      Deville    Grand Am
                     Corvette         Park Avenue        Aurora       Catera
                                      Century            Alero        Fleetwood

 Light Trucks...     CK Pickup                           Bravada                             Trans Sport
                     Tahoe/Yukon                         Silhouette                          Montana
                     Suburban
                     Astro/Safari
                     Blazer
                     Venture

Honda...........     Accord           Acura

Nissan..........     Quest

Volkswagen......     Jetta            Golf

Toyota..........     Micro Bus        Sierra Minivan

Subaru..........     Legacy Wagon     Legacy Sedan

Isuzu...........     Frontera


Mitsubishi............       Eclipse          Eagle


CUSTOMER                                Models
----------------------  ---------------------------------------
Commercial Trucks:
                             Freightliner
                             GM
                             Ford
                             Volvo Heavy Truck
                             Mack Truck

                             Kenworth
                             Peterbilt

INDUSTRIAL AND
 NON-AUTOMOTIVE:
Caradon...............       Residential door skins

Pease.................       Residential door skins

Premedoor.............       Residential door skins

AM General............       Hummer                  Humvee

John Deere............       Tractors                Combines

Kawasaki..............       Personal watercraft

Ford New Holland......       Tractors

U.S. Military.........       Tank set

Polaris...............       Personal watercraft

Toyota................       Lift Trucks

Mercury Marine........       Marine outboard
                             engines

Xerox.................       Toner bottles

PRODUCTS

The Company's principal products include the exterior, structural/functional/powertrain interior trim and industrial parts listed below. The products manufactured by the Company are made from a variety of powertrain and thermoplastic materials. The Company's product diversity illustrated by the table below, positions the Company as a versatile source to the automotive, truck and non-automotive industries.

                                    SEGMENTS

EXTERIOR  Automotive and Light Truck    Commercial Truck      Industrial and Non
          --------------------------    ----------------      ------------------
                                                              Automotive
                                                              ----------

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

INTERIOR    Windshield cowls
            Cross car beam
            Cross members
            Steering column bezels            Garnish molding systems
            Glove box door and assemblies     Sleeper bunk
            Instrument panel trim components  Door modular system
            Liftgate trim panels              Head Liners
            Door trim panels                  Engine Covers
            Rear shelf panels                 "A" Pillars
            Consoles/overhead
            Seat backs/bases
            Shift knobs
            Garnish molding systems
            Handles/assists straps
            Electrical carriers
            Sunshades
            Knee bolsters
            Door modular system
            Rear package tray system

                              Segments

            AUTOMOTIVE AND LIGHT TRUCK  Commercial Truck    Industrial and Non
            --------------------------  ----------------    ------------------
                                                            Automotive
                                                            ----------
INDUSTRIAL AND
NON-AUTOMOTIVE                                              Blow molded bottles
                                                            Forklift body panels
                                                            Residential door systems
                                                            Personal watercraft decks
                                                            & covers
                                                            Military vehicle hoods,
                                                            engine covers & seats
                                                            Tractor hoods,
                                                            shields/pans, consoles and
                                                            seats
                                                            Combine components
                                                            Lift truck hoods
                                                            Outboard engine cowls

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

  The Company is a leading molder of a wide range of composites and a manufacturer of Sheet Molding Compound (SMC), a thermoset material from which large complex shaped automotive and commercial truck panels are manufactured. SMC is experiencing extensive growth for automotive and commercial truck applications. In 1999, 16 manufacturers used SMC for over 400 components on over 100 global passenger car and truck lines. The Company's Shelbyville, Indiana facility is the newest State-of-the-Art facility producing SMC parts in the industry. The use of SMC in the automotive and truck industry has increased from 147 million pounds in 1992, to 257 million pounds in 1999. Projections for the continued growth of SMC are for it to exceed 312 million pounds in the year 2009, all for applications in automotive and commercial truck industry. SMC is particularly well suited for exterior and structural/functional/powertrain components because it offers lower upfront tooling investment to customers and weight savings over steel, and allows design and styling flexibility . Management believes the Company is the leading manufacturer of SMC automotive and commercial truck products in North America.

  The Eagle-Picher transaction resulted in the Company's acquisition of 48 additional compression molding presses ranging up to 4,400 tons and also related additional SMC production capacity. Further, the Eagle-Picher acquisition added top coat paint lines, providing a capability to top coat paint automotive components to Class A standards, which the Company did not previously have. In 1999, Cambridge re-opened the Huntington, Indiana facility (formerly Eagle-Picher) to support the production of SRIM pickup boxes for a MYO1 General Motors program.

  The Company's automated paint systems acquired in the Eagle-Picher transaction have high volume capabilities. The conveyor lines have adjustable speeds and can handle parts in a variety of sizes (up to ten feet in length by five feet wide and three feet in-depth). Related systems include prime and topcoat bake ovens with high discharge rates; multi-stage power washers; and numerous waterfall spray booths connected to prime and top coat bake ovens by conveyors.

  The Goodyear-Jackson transaction resulted in the Company's acquisition of 16 compression molding presses ranging from 250 to 3,000 tons and 10 thermoset/thermoplastic injection molding presses ranging from 500 to 2,200 tons and also related additional SMC-making production capacity.

  Quality throughout the manufacturing process is maintained through the implementation of statistical process control (''SPC'') techniques. Typical characteristics measured and controlled through SPC methods include material properties such as viscosity, gel time, sheen or gloss color and other quantifiable physical and appearance properties for exterior and interior components. Characteristics for structural/functional/powertrain parts including physical properties and dimensional stability at both the component and systems level are monitored. SPC data provide the production operator with trend information on the process, which allows for proactive measures to be implemented to assure product specifications are maintained and to minimize variation.


RAW MATERIALS AND SUPPLIERS

  The Company's primary raw materials include thermoplastic resins (ABS, Polypropylene, Nylon, ABS/PC, TPO, Nylon, HDPE, Polyster and other engineered products) and thermoset resins (acrylic and polyester). Additionally, the Company manufactures all of its own SMC. The Company's principal suppliers include Bayer, Dow Chemical, A. Schulman and Prime Source Polymers for thermoplastic resins. Ashland Chemical, Reichold and Alpha Owens Corning provide SMC resins and Vetrotex, Owens Corning and PPG provide glass fibers for
the SMC and bulk molding composite ("BMC") process.   Omnova, Siebert, and
Sherwin Williams provide coatings and paint. Ashland Chemical and Lord Adhesive provide adhesive products. Historically, the vast majority of the Company's raw materials have been available, and no serious shortages or delivery delays have been encountered. Certain of the Company's suppliers must be pre-qualified by the Company's customers. Management has devoted significant attention to its relationships with its principal suppliers as a result of the announcement of the decision to sell the Company's business and believes that such relationships are stable. The Company has never experienced major disruptions in its flow of raw materials or finished goods. The Company works with its strategic suppliers to obtain long-term corporate contracts, shared technologies, resources and cooperative working relationships.


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


COMPETITION

  The Company operates in a highly competitive environment. As a result of the more demanding service requirements placed on suppliers by the OEMs, and the resulting rationalization of the OEM supplier base, the automotive plastic parts industry has consolidated many small entities into fewer, much larger entities. In the automotive and light truck industry, the Company's major competitors in the exterior and structural/functional/powertrain market segments include Budd, Venture Holdings Trust and Core Materials Corp. The interior business is largely consolidated around such suppliers as Magna International, Textron Automotive Division, JCI, and Lear Corporation. Although the exterior and structural/functional markets are still fragmented, the Company expects them to consolidate along the lines of the interior markets.

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

  The Company has significantly increased its size and enhanced its strategic position, which to a considerable degree led to the Company's need to sell its business in order to assure that adequate funding is available to meet customer demands and expectations for the Company's products. Subsequent to 1999 year-end, in March 2000, the Company entered into

Customer Agreements with certain of its OEM customers to provide adequate working capital and funds during the sale process for the Company's planned capital expenditures related to specific product programs with such OEM customers. While there can be no assurance that such Customer Agreements will meet all of the Company's needs, Management believes that such needs are substantially satisfied by reason of the Customer Agreements.

  Management believes that the following are the Company's primary competitive strengths:


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

 DIVERSE PROCESS AND MATERIAL MANUFACTURING CAPABILITIES

  The Company utilizes a broad range of manufacturing processes including compression molding, injection molding, blow molding, extrusion, pultrusion, SRIM spray-up molding and RTM and is able to use a wide variety of materials including SMC, BMC, glass mat thermoplastic (''GMT''), structural foam, glass reinforced urethane, polyethylene, polypropylene, polyvinyl chloride, Azdel and resinated natural fibers. The Company has secondary finishing capabilities including painting, in-mold coating, ultrasonic and vibration welding, bonding with urethane and epoxy adhesives and top coat painting capabilities sufficient to meet OEM Class A standards. These capabilities give the Company the ability to select a cost effective combination of materials and manufacturing methods for a given component and to deliver a finished component which is ready for installation. They also allow the Company to change its manufacturing techniques as technological innovation allows in order to reduce costs and improve product performance. Many competitors are dependent on fewer manufacturing processes and are at a competitive disadvantage to the Company when changes in manufacturing specifications by the OEM, or new technologies or materials emerge that favor one raw material or manufacturing method over another. The Company believes its diverse capabilities enhance its relationship with OEMs and further solidifies its role as a Tier 1 supplier.


 HIGH QUALITY MANUFACTURING POSITION

  Management believes OEMs prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's controls are closely integrated with its high quality manufacturing operations, thereby allowing it to deliver high quality, easy to install and competitively priced components on a just-in-time basis. The Company has received numerous quality and performance awards including Ford's Q1, General Motors' Targets of Excellence award, GM Supplier of the Year (1995, 1996 and 1997), DaimlerChrysler's QE designation, Honda's Quality, Plant & Delivery Award, and Mazda's Total Quality Excellence award. Quality levels are currently being standardized across OEMs through the QS 9000 program. The Company has achieved QS 9000 certification in its Lenoir, NC, Newton, NC, Centralia, IL, Lapeer, MI, Canandaigua, NY, Dearborn, MI, Grabill, IN, Woodstock, Ontario, Canada, Shelbyville, IN, Rushville, IN, Brazil and Madison Heights, MI facilities. The Company has achieved ISO 9000 certification in its Jackson, OH facility. The Company is in the process of obtaining QS 9000 certification in the remainder of its facilities. The Company has achieved Ford Q1 certification status at its Lenoir, NC, Newton, NC, Grabill, IN, Dearborn, MI, Lapeer, MI and Jackson, OH facilities.


 STRONG DESIGN AND ENGINEERING EXPERTISE

  The Company has an engineering and research and development staff that develops new products, materials and processing technologies through computer-aided design techniques. The Company works directly with OEM designers to create innovative solutions that simplify vehicle assembly. For example, the Company designed and is producing the tri-door for Ford's 2000 Excursion SUV in its Centralia, IL facility. This unique door system weighs 15% less than sheet metal doors and tooling costs are 75% less than for steel doors. The Company also designed, engineered and now produces the cross car beam, a structural component for the Ford Ranger/Explorer platform on which all of the instrument panel components are mounted. This cross car beam eliminates approximately 20 separate metal and plastic parts, weighs less and reduces noise and vibration by approximately 33% compared to the steel structure it replaced. The Company is currently supplying the step-assist on GM's GMT800 sport utility vehicle. The Company's step-assist allowed design flexibility not possible with steel, and is 20% lighter than a functionally similar steel step-assist. In addition, Cambridge will be producing pick-up box components for the GMT800 truck to be launched in July, 2000. The Company recently won a program on GM's H-car for a front-end system (headlamp carrier) that, in comparison to traditional methods, consolidated five separate parts into one, and reduced the weight of the system by 40%. The Company is recognized as a leading designer of components for the commercial truck industry as evidenced by completion of total design responsibility and finite element validation for the Freightliner Century Program, Mack Vision 2000 Program and the Ford H-215 program.

  In January 2000, the Company began supplying fenders for Ford's new F150 SuperCrew pickup truck. Cambridge is also in the process of facilitizing to produce components for the GMT805 and GMT250/257 programs. Original plans to produce these parts in Mexico are on hold, although Cambridge continues to support GMT program timing.

EMPLOYEES

     As of February 29, 2000, the Company had approximately 4,740 employees, of whom 695 are salaried employees. Approximately 4,045 employees are hourly and approximately 2,232 are union members. The Company is a party to collective bargaining agreements with respect to hourly employees at its Centralia, Lapeer, Woodstock, Dearborn, Jackson, Stephenson Highway and Rio Claro facilities.
Labor contract expiration dates are as follows: Lapeer (UAW) expires Feb., 2005; Dearborn (UAW) expires Sept., 2003; Centralia (UAW) expires Oct., 2003; Jackson (USW) expires April, 2004; Stephenson Highway (UAW) expires Sept., 2004 and Woodstock (CAW) expires March, 2000. (Woodstock negotiations are in process; there are no significant issues which would prevent a mutually acceptable agreement prior to expiration).

     The industry wide agreement at Rio Claro is negotiated each year with the current agreement expiring on November 30, 2000. There do not appear to be any significant issues which would prevent an adoption of a mutually acceptable agreement in November, 2000. In November, 1999, the UAW was elected as the bargaining representative of the production and maintenance employees at our Canandaigua, New York facility. The collective bargaining process began in February, 2000. Preliminary discussions indicate no major obstacles to reaching an acceptable agreement.

     Management believes its relationship with its employees is generally good. In fact, the Company has received UAW and Steelworker cooperation and support for its lean manufacturing/continuous improvement process. The Company has not experienced significant work interruptions nor are there any current serious labor disputes with its employees.

  Subsequent to the Company's 1999 year-end, and in conjunction with the Board of Directors decision to seek a qualified buyer for the Company's business, or parts thereof, the Board of Directors adopted a program designed to retain key employees during the sale process. The program has identified 46 of the Company's key operations' , sales and management employees in its three primary business units or lines of business and provided for both retention and severance payments to them under various circumstances (the "Retention Bonus and Severance Program"). The Retention Bonus and Severance Program is designed to retain the identified key employees during the duration of the announced sales process so as to maximize value of the Company's business units, lines of business and assets and to minimize potential disruptions to such related operations, sales and management activities by providing protection to these key employees in the event that their employment is terminated as a result of the sale of a business unit, line of business or all of the Company's business and assets. Acquirers of the Company's business, or parts thereof, will be obligated to assume the terms and obligations of the Retention Bonus and Severence Program with respect to employees in the business unit, line of business or the Company's business acquired for a period of at least six (6) months after such an acquisition. The program does not require any payments to an employee who refuses the offer of comparable employment by an acquirer or buyer of the Company, or part of its business. The Retention Bonus and Severence Program replaced the Company's then existing bonus program and severence guidelines. The cost of the severence portion of the new program is potentially approximately $900,000 greater than the potential cost under the Company's previously existing severance guidelines and practices.

  Management believes that the Retention Bonus and Severance Program is an adequate and appropriate safeguard to the Company with respect to its announced sales plan.

PATENTS

  The Company owns various patents which aid in maintaining its competitive position, some of which remain in force over the next 17 to 20 years. The expiration of any of the Company's patents is not expected to have a material adverse effect on the Company's operations.

ENVIRONMENTAL MATTERS

  Like similar companies, the Company's operations and properties are subject to extensive federal, state, local and foreign regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, ''Environmental Laws''). Inherent in manufacturing operations and the Company's real estate ownership and occupance activities is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with certainty. The Company has incurred and will continue to incur costs associated with Environmental Laws in its business. As is the case with manufacturers in general, if a release of hazardous materials occurs on the Company's properties or at any off-site disposal location utilized by the Company or its predecessors, the Company may be held strictly, jointly and severally liable for response costs and natural resource damages under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar state and foreign laws (collectively, ''Superfund''). While the Company devotes resources to ensuring that its operations are conducted in a manner which reduces such risks, the amount of such liability could be material.

  The soil and groundwater at the Company's Brickyard Road facility, located in Canandaigua, New York, contain hazardous materials in excess of applicable state cleanup standards. The Company completed remediation of this impact and obtained a "letter of closure" from the NYSDEC (State Environmental Regulatory Agency) in 1999. The cost of this activity is $25,000.

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

  Under the terms of the Company's acquisition of Rockwell Plastics, Rockwell has indemnified the Company for past environmental liabilities (the ''Rockwell Environmental Indemnity''), subject to a maximum aggregate contribution by the Company of $0.6 million and to the survival period of Rockwell's environmental representations and warranties, which expire July 2004. Since the time of the Rockwell Plastics acquisition, Rockwell, pursuant to the Rockwell Environmental Indemnity, has performed additional investigation and analyses of the facilities acquired in that acquisition. These assessments verified some of the Company's findings but disagreed with others. Rockwell has subsequently remediated certain areas of the facilities. Rockwell and the Company are currently discussing the remaining unremediated areas. Notwithstanding the Rockwell Environmental Indemnity, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Rockwell. If Rockwell fails to honor its obligations under the Rockwell Environmental Indemnity, the Company would be required to bear the cost of bringing the former Rockwell facilities into substantial compliance in which event the Company's total exposure could be material. However, the Company has no reason to believe that Rockwell will not honor its remediation commitments.

  With respect to the facilities acquired in the Company's acquisition of GenCorp RPD, the Company identified a number of permitting, contamination, off-site liability, recordkeeping, reporting and hazardous waste regulation non-compliance issues. Since that acquisition, the Company believes it has brought the former GenCorp facilities into substantial compliance with applicable Environmental Laws. Under the terms of the transaction, the Company did not assume any liabilities arising from pre-existing violations of Environmental Laws, pre-existing contamination at GenCorp RPD facilities or off-site disposal of waste materials under Superfund. The Company is completely indemnified for these non-assumed liabilities (the

''GenCorp Indemnity''). Notwithstanding the GenCorp Indemnity, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from GenCorp, Inc. If GenCorp, Inc. fails to honor the GenCorp Indemnity, the Company's total exposure for environmental matters arising from its acquisition of GenCorp RPD could be material. However, the Company has no reason to believe that GenCorp, Inc. will not honor the GenCorp Indemnity.

  With respect to the facilities acquired in the acquisition of Eagle-Picher, the Company identified a number of permitting, contamination, off-site liability, recordkeeping, reporting and hazardous waste regulation non-compliance issues. The Company has brought the Eagle-Picher facilities into substantial compliance with applicable Environmental Laws as soon as possible. Under the terms of the transaction, the Company did not assume any liabilities arising from off-site disposal of waste materials under Superfund, and the Company is completely indemnified for this potential Superfund liability by Eagle-Picher. In addition, the Company is indemnified by Eagle-Picher against any fines or penalties arising out of any pre-existing violations of Environmental Laws. Subject to a maximum indemnification limit of $53.3 million, the Company is also indemnified for any unidentified on-site contamination at, on, under or about the former Eagle-Picher facilities and unidentified non-compliance issues, provided the Company asserts an indemnification claim within four years of the Eagle-Picher Acquisition. Finally, and in addition to its indemnity obligations, Eagle-Picher covenanted to remediate identified contamination as presently in place or as materially changed prior to 2003, (subject to certain financial limitations in the event of change in clean-up standards) at the former Eagle-Picher facilities pursuant to and in accordance with applicable state industrial standards. Notwithstanding these Eagle-Picher covenants and indemnification obligations, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Eagle-Picher. If Eagle-Picher fails to honor those indemnities or covenants provided to the Company, the Company's total exposure for environmental matters arising from the Eagle-Picher transaction could be material. However the Company has no reason to believe that Eagle-Picher will not honor the covenants or indemnities provided to the Company in the Eagle-Picher transaction.

  With respect to the facility acquired in the Goodyear-Jackson transaction, the Company identified a number of contamination, off-site liability, recordkeeping, hazardous waste regulation, underground storage tank, wastewater discharge and permitting non-compliance issues. The Company has brought the Goodyear-Jackson facility into substantial compliance with Environmental Laws as soon as possible. Under the terms of the acquisition, the Company is indemnified for the costs associated with rectifying identified violations of Environmental Laws. The Company did not assume any liabilities arising from off-site disposal of waste materials under Superfund, and the Company is fully indemnified for any potential Superfund liability by Goodyear. In addition, the Company is indemnified by Goodyear, subject to a maximum indemnification limit of $2.5 million and after bearing the first $0.3 million of claims and a cost-sharing formula thereafter, against any unidentified pre-existing compliance issues under Environmental Laws and any unidentified on-site contamination at, on, under or about the former Goodyear-Jackson facility, provided the Company asserts an indemnification claim within three years of the Goodyear-Jackson Acquisition. In addition to its indemnity obligations, Goodyear covenanted to remediate identified contamination in excess of applicable regulatory limits and to make reasonable efforts to obtain a covenant not to sue under applicable state laws. Before remediating, Goodyear agreed to reimburse the Company, up to a maximum of $1.0 million, to investigate and repair the causes or sources of the identified contamination. Notwithstanding these Goodyear covenants and indemnification obligations, the Company could be pursued in the first instance by governmental authorities or third parties with respect to such matters, subject to its right to seek indemnification from Goodyear. If Goodyear refuses to honor the indemnities or covenants provided to the Company, the Company's total exposure for environmental matters arising from the Goodyear-Jackson transaction could be material. However, the Company has no reason to believe that Goodyear will not honor the covenants or indemnities provided to the Company in connection with the Goodyear-Jackson transaction.

  With respect to the facilities leased as a result of the Livingston transaction, the Company did not assume any of the liabilities for violation of environmental laws with respect to solid waste or hazardous materials transported by or on behalf of Livingston for off-site disposal or any liabilities of Livingston for the violation of environmental laws arising from the operation of Livingston prior to the closing date, including, any fine or penalty arising from any permit violation. Under the terms of the Livingston Acquisition, Livingston must indemnify the Company for all liabilities not assumed by the Company. However, Livingston's liability for all indemnity claims (environmental and non-environmental) is capped at approximately $1.7 million.

  A number of the Company's facilities are likely to be required to comply with the provisions of the Federal Clean Air Act (''CAA''), including Titles III and V of the CAA. Title III of the CAA includes provisions requiring the implementation of Maximum Achievable Control Technology (''MACT'') to reduce emissions of certain hazardous air pollutants, including styrene, at certain manufacturing facilities emitting designated quantities of such pollutants. Air pollution controls to address styrene emissions could cost approximately $1.0 million per facility and, if MACT is ultimately required in connection with both the manufacture and use of this compound, may be required at three to five of the Company's facilities. It is possible that the cost of complying with the CAA could be material and the Company's failure to comply with the CAA in the future would likely have a material adverse effect on the Company.

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

                               ITEM 2--PROPERTIES

  The Company's executive offices are located in approximately 24,000 square feet of owned space at 555 Horace Brown Drive, Madison Heights, Michigan. The Company has 23 operating facilities with a total of approximately 2.9 million square feet of space. Molding operations are located at all of its operating facilities other than Rushville, Indiana, which is an assembly and warehouse facility. The Company believes that substantially all of its property and equipment are in good condition and that, together with the facility scheduled to open in Mexico, described below, has sufficient capacity to meet its current and projected manufacturing and distribution needs through the 2000 model year. The following sets forth certain information concerning the Company's operating facilities:

LOCATION                                           SQUARE FOOTAGE    OWNED/LEASED              OPERATING SEGMENT
----------------------------------------------     --------------    ------------   ----------------------------------
      Centralia, IL...........................        470,800         Owned         Commercial Truck
      Shelbyville, IN.........................        432,000         Owned         Automotive and Light Truck
      Canandaigua, NY (3 facilities)..........        180,000         Owned         Automotive and Light Truck
      Lapeer, MI .............................        235,000         Owned         Automotive and Light Truck
      Grabill, IN.............................        222,000         Owned         Automotive and Light Truck
      Jackson, OH.............................        200,400        Leased         Commercial Truck
      Lenoir, NC (3 facilities)...............        240,000     Owned/Leased      Automotive and Light Truck
      Ashley, IN..............................        123,000         Owned         Industrial and Non-Automotive
                                                                                    Products
      Huntington, IN..........................         63,000         Owned         Automotive Light Truck
      Rushville, IN...........................         97,400        Leased         Commerical Truck
      Madison Heights, MI.....................         97,000        Leased         Automotive and Light Truck
      Dearborn, MI (2 facilities).............         59,750         Owned         Automotive and Light Truck
      Auburn, WA (2 facilities)...............         98,600        Leased         Commercial Truck
      Rio Clara, Brazil.......................        226,000        Leased         Industrial and Non-Automotive
                                                                                    Products
      Portland, OR............................         54,700        Leased
      Newton, NC .............................         75,000     Owned/Leased      Automotive and Light Truck
      Woodstock, Ontario, Canada..............         55,200        Leased         Automotive and Light Truck
                                                    ---------
         Total................................      2,929,850
                                                    =========


  The Company's Mexican subsidiary, Cambridge Operations Mexico, S.A. is anticipated to be 70,000 square feet when it opens in the fourth quarter of 2000.

  The Company also owned property and improvements in Vassar, Michigan which has been sold and Pittsford Township, New York, which was sold in October 1998, and Dearborn, Michigan was sold in November 1999.

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

  Eagle-Picher, but not the Company, is a defendant in litigation commenced in May 1997 by Caradon Doors and Windows Inc. (''Caradon''), in the U.S. District Court, Northern District of Georgia. Caradon alleges that Eagle-Picher induced it to buy door skins from Eagle-Picher, causing Caradon to infringe upon a patent held by Therma-Tru Corporation, contrary to Eagle-Picher's representations. The complaint alleges claims for damages exceeding $10 million. Eagle-Picher intends to vigorously defend the claims in the complaint. The Company does not anticipate being named as a defendant in the litigation.

  The litigation commenced in September 1997 by Therma-Tru Corporation against the Company and Pease Industries, Inc. alleging patent infringement under 35 U.S.C. (S) 271 and related claims, based upon substantially the same facts as in the Caradon case described above was settled in June 1999 at no cost to the Company other than its own costs of defense.



          ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  In lieu of a special meeting of the shareholders of Holdings, by written consent dated April 15, 1999, the holders of 97% of the voting securities of Holdings approved an amendment to Holding's and the Company's Bylaws each providing that a quorum to hold a meeting of the Boards of Directors requires the presence of at least five of the six directors and that all actions require the affirmative vote of at least five directors.

                                    PART II

               ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's or Holdings' common stock.

The number of holders of each class of common equity of Holdings' is as follows:

  Class A Common:    14
  Class L Common:    15
  Class P Common:     1
  Preference:         1


  There were no cash dividends paid during the two most recent fiscal years. The Credit Agreement imposes certain restrictions on the payment of dividends, and the indenture governing the Notes prohibits the declaration of dividends. The Company has no intention to pay cash dividends in the foreseeable future.

  Seven key employees hold an aggregate of 1,454.55 shares of Holdings' Class A Common Stock and 363.92 shares of Holdings' Class L Common Stock, purchased as of December 31, 1997, payable pursuant to promissory notes with an aggregate original principal amount of approximately $.48 million. As and when such notes are paid, the proceeds from the notes are used for general working capital purposes. To date, an aggregate of $0.15 million has been paid on such notes.



                         ITEM 6--SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Financial Statements included elsewhere in this Form 10-K. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.'' The selected consolidated balance sheet and statement of operations data presented below, as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The selected balance sheet data and the selected statement of operations data as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995, were derived from audited financial statements, not presented herein.

                                                                           Years Ended December 31,
                                                    -----------------------------------------------------------------------
                                                       1995        1996 (1)       1997(2)         1998(3)          1999
                                                    -----------  ------------  --------------  --------------  ------------

Results of Operations Data:
Sales..........................................       $297,746      $346,026      $426,094        $487,184       $ 541,103
Cost of sales..................................        253,893       294,742       367,037         432,720         484,679
                                                      --------      --------      --------        --------       ---------
Gross profit...................................         43,853        51,284        59,057          54,464          56,424
Selling, general and administrative expenses...         17,678        26,240        31,742          40,776          44,527
                                                      --------      --------      --------        --------       ---------
Income from operations.........................         26,175        25,044        27,315          13,688          11,897
Interest expense...............................         12,388        23,190        28,036          31,974          35,687
Equity Loss in Joint Venture                                                                           150           2,199
Other (income) expense.........................           (746)          180           (56)           (705)           (427)
                                                      --------      --------      --------        --------       ---------
Income (loss) before income taxes,
  extraordinary item and cumulative effect
  of accounting change ........................         14,533         1,674          (665)        (17,731)        (25,562)
Income tax expense (benefit)(5)................          5,410           565          (238)            625               2
                                                      --------      --------      --------        --------       ---------
Income (loss) before extraordinary item and
  cumulative effect of accounting change.......          9,123         1,109          (427)        (18,356)        (30,014)
Extraordinary item(5)..........................          4,426             -         9,788               -             311
                                                      --------      --------      --------        --------       ---------
Net income (loss)..............................       $  4,697      $  1,109      $(10,215)       $(18,356)      $ (30,325)
                                                      ========      ========      ========        ========       =========
Other Data:
Depreciation and amortization..................       $ 16,715      $ 21,319      $ 24,082        $ 28,032          30,916
Capital expenditures...........................         10,646         9,630        17,509          21,940          29,221


                                                                           Years Ended December 31,
                                                    -----------------------------------------------------------------------
                                                          1995       1996 (2)         1997            1998            1999
                                                    -----------  ------------  --------------  --------------  ------------
Balance Sheet Data (at period end):
Working capital................................       $ 25,544      $ 37,529      $ 48,377        $ 26,678       $(206,546)
Total assets...................................        175,115       262,230       369,484         363,822         343,768
Property, plant & equipment....................        109,864       177,556       263,102         283,242         309,797
Accumulated depreciation.......................        (25,006)      (44,232)      (66,452)        (89,904)       (117,476)
Long-term debt, less current portion...........        177,133       224,112       314,789         315,029         102,386

Total stockholder's deficit....................        (63,839)      (62,141)      (72,494)        (90,822)       (120,395)

--------------
(1) In March 1996, the Company acquired GenCorp RPD for a purchase price of $32 million. The operating results of GenCorp RPD are included in the consolidated operating results from March 1, 1996.
(2) In February 1997, the Company acquired APX for a purchase price of $2.4 million. The operating results of APX are included in the Company's consolidating operating results from February 1, 1997. In July 1997, the Company completed the Goodyear-Jackson Acquisition and the Eagle-Picher Acquisition. The results of acquired Eagle-Picher and Goodyear-Jackson operations are included in the Company's consolidated operating results from July 1, 1997.
(3) In January 1998, the Company acquired Livingston for a purchase price of $2.15 million plus the assumption of certain debt instruments. The operating results of Livingston are included in the Company's consolidated operating results from January 1, 1998.
(4) As part of the refinancing which occurred in 1995, a prepayment premium of $3.7 million was incurred, and approximately $3.4 million in deferred financing costs were charged against operations, net of certain tax benefits of $2.7 million. The extraordinary item for 1997 reflects the write-off of existing financing costs, remaining original issue discount and expense on early extinguishment of debt, net of tax, in connection with the Offering and borrowings under the Credit Agreement, and application of the proceeds thereof.



                  ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a leading designer, developer, and manufacturer of plastic components and systems to original equipment manufacturers ("OEM's") of passenger cars, light trucks, and heavy (commercial) trucks. The Company also operates to a lesser extent, in the industrial and non-automotive components industry. As such, the Company's businesses are organized, managed, and internally reported as three segments. The segments, which are based on differences in customers and products, technologies and services, are Automotive and Light Truck, Commercial Truck, and Industrial and Non-Automotive. The Automotive and Light Truck Segment produces molded engineered plastic components for automotive original equipment manufacturers. This segment primarily supplies components for automotive interiors, exteriors, and structural support and power train systems. The Commercial Truck Segment produces molded-engineered plastics for the commercial transportation industry. The segment primarily supplies external body panel components for Class 4 through Class 8 commercial trucks. The Industrial and Non-Automotive Segment produces various plastic components for the agricultural, appliance, commercial construction, and recreational transportation industries. The Company's segment operating results are discussed in the Segment Review and Note 18 of Notes to Consolidated Financial Statements.

    Net loss of the Company was $30.3 million and $18.4 million in fiscal 1999 and 1998, respectively.

  The Company's Financial Statements and Notes to Consolidated Financial Statements on pages F-3 through F-35 should be read as an integral part of this discussion and analysis.

RESULTS OF OPERATIONS
(AS A PERCENT OF SALES)

                                                         Years ended December 31,
                                                 ----------------------------------------
                                                     1997          1998          1999
                                                 ------------  ------------  ------------
                                                  % of sales    % OF SALES    % OF SALES
                                                 ------------  ------------  ------------
Sales.........................................         100.0%        100.0%        100.0%
Gross profit..................................          13.9          11.2          10.4
Selling, general and administrative expenses..           7.4           8.4           8.2
Income (loss) before extraordinary item.......          (0.1)         (3.8)         (5.5)
Extraordinary item and cumulative effect
  of accounting change........................           2.3            --           ---
Net income (loss).............................          (2.4)         (3.8)         (5.6)


SALES REVENUE - 1999 VERSUS 1998

  Sales increased by $53.9 million, or 11.1% to $541.1 million in 1999, compared to $487.2 million in 1998. The increase in sales primarily reflects new product launches during the year, which contributed approximately $50.4 million in additional sales. The Company also benefited from strong demand in the commercial truck market as the industry achieved historical highs for unit sales during 1999. In addition, the increase in sales in 1999 over 1998 reflects the unfavorable impact on 1998 of a General Motors work stoppage that affected the
United States, Canada and Mexico.   These increases were partially offset by
programs that were built out in 1999.

OPERATING PERFORMANCE - 1999 VERSUS 1998

  Gross profit increased by $1.9 million or 3.6%, to $56.4 million for 1999,
compared to $54.5 million for 1998.   Gross margin as a percent of sales
decreased to 10.4% in 1999 from 11.2% in 1998. The increase in gross profit reflects higher sales volumes associated with new product launches and increased commercial truck sales. The favorable volume impact was partially offset by increased production costs incurred during the year to support the new program launches and production inefficiencies associated with capacity constraints resulting from increased commercial truck sales.

  Selling, general and administrative expenses (''SG&A'') increased by 9.2% to $44.5 million, or 8.2% of sales for 1999, compared to $40.8 million, or 8.4% of sales for 1998. The increase in SG&A expenses was due to the Company's continuing expenditures required to manage future awarded business.

  The Company recorded a net loss of $30.3 million in 1999, compared to a net loss of $18.4 million in 1998. This decrease was the result of the items mentioned above, an increase in interest expense of $3.7 million, the Company's portion of a start-up loss incurred at its joint venture of $2.2 million, and $4.5 million valuation allowance recorded against a deferred tax asset. The increase in interest expense for 1999 was primarily attributable to higher borrowings on revolving debt and slightly higher interest rates throughout the year. The valuation allowance was recorded against the deferred tax asset due to the uncertainty of realizing the deferred tax asset.

SALES REVENUE - 1998 VERSUS 1997

  Sales increased by $61.1 million, or 14.3% to $487.2 million in 1998, compared to $426.1 million in 1997. The increase in sales was primarily the result of the acquisitions of Goodyear-Jackson and Eagle-Picher in July 1997, Owens-Corning Brazil in September 1997 and Livingston in January 1998 (collectively the "Acquisitions"). The Acquisitions added incremental sales in 1998 of approximately $82.1 million. Sales at the existing Company's operations decreased $21.0 million, or 5.9%, due in part to the adverse impact of the General Motors work stoppages in the United States, Canada, and Mexico, and changes in product mix.

OPERATING PERFORMANCE - 1998 VERSUS 1997

   Gross profit decreased by $4.6 million or 7.8%, to $54.5 million for 1998, compared to $59.1 million for 1997. The decrease was due in part to the Acquisitions whose gross profit decreased $1.4 million, or 14.9%, to $8.2 million, compared to $9.6 million for 1997. The decrease in acquisitions gross profit primarily reflects $1.6 million in mothball costs for the Huntington facility. Gross profit at the existing Company's facilities decreased $3.2 million or 6.4%, to $46.3 million compared to $49.5 million for 1997. Gross margin decreased from 13.9% in 1997 to 11.2% in 1998. The decline in gross margin resulted primarily from the following: the adverse impact of the General Motors work stoppages in the United States, Canada and Mexico, costs associated with realignment of products among the Company's divisions, costs associated with plant consolidations and certain changes in the Company's product mix.

  Selling, general and administrative expenses (''SG&A'') increased 28.5% to $40.8 million, or 8.4% of sales for 1998, compared to $31.7 million, or 7.4% of sales for 1997. The increase in SG&A of $9.0 million reflects the full year impact of the Acquisitions, which added incremental SG&A costs of $3.6 million. The remaining increase in SG&A expenses is primarily due to the continuing investment in program management necessary to manage newly awarded programs.

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


                                              BUSINESS SEGMENT INFORMATION
                        Year        Automotive        Commercial        Industrial        Corporate and      Total Company
                                                         Truck                             Unallocated
                       ----          --------          --------           -------         ------------     -------------
Net Sales              1999          $296,160          $223,492           $21,451                               $541,103
                       1998           252,398           203,068            31,718                                487,184
                       1997           248,438           163,647            14,009                                426,094

Operating              1999            19,559            11,752            (2,792)            (16,622)            11,897
 Income*               1998            19,517             9,688              (325)            (15,192)            13,688
                       1997            30,251            12,826             1,478             (17,240)            27,315

Equity in loss         1999             2,199                                                                      2,199
 of Joint Venture      1998               150                                                                        150

EBITDA**               1999            34,261            23,793            (1,341)            (15,672)            41,041
                       1998            33,358            21,936             1,015             (14,034)            42,275
                       1997            42,543            23,426             1,832             (16,348)            51,453

*  Operating income includes unallocated corporate overhead expenses.
** Earnings before interest, income taxes, depreciation, and amortization expense.

1999 COMPARED TO 1998

AUTOMOTIVE AND LIGHT TRUCK revenues increased $43.8 million, or 17.3%, to $296.2 million, compared to $252.4 in 1998. The increase reflects incremental sales from products launched during 1999, a full year impact of products launched in 1998, strong demand in the automotive and light duty truck segments and reduced volumes in 1998 due to the General Motors strike. These increases were partially offset by sales volume decreases due to product line build outs. The significant product launches in 1999 included the new Monte Carlo, Impala and Suburban/Tahoe platforms. The Company also launched new products with higher plastic content for the Aurora, LeSabre and Bonneville that replaced products on these platforms that were built out during the year. In addition, the Company benefited from a full year of sales on the Voyager/Caravan spoilers as well as 4.6/5.4 liter engine covers that were launched in 1998.

Operating income was unchanged at $19.5 million. Operating income was favorably impacted by sales volume increases that were substantially offset by product launch costs, lower tooling profits and unfavorable product mix. The mix change reflects the build out of higher margin programs such as the Mustang and Lumina spoilers, Grand Cherokee louver and the Windstar cargo panels, which balanced out during 1999, lower volumes on higher margin programs such as the Taurus/Sable wagon load floors and Blazer/Jimmy interior straps, as well as the higher volumes on low margin programs such as the Aurora and LeSabre platforms, all of which negatively impacted operating income. Higher volumes on such programs as Dodge Viper and higher application rates on the Cambridge fenders offered as an option on the Ford F-series pick-up partially offset the negative impact on operating income.

EBITDA decreased $.9 million, or 2.7%, to $34.3 million, compared to $33.4 million in 1998. EBITDA margin decreased from 13.2% in 1998 to 11.6% in 1997.

COMMERCIAL TRUCK revenues increased $20.4 million, or 10.1%, to $223.5 million in 1999, compared to $203.1 million in 1998. The increase in revenues resulted from a full year production of the Freightliner HN80 platform and strong demand in the commercial truck market leading to increased sales to all of the Company's significant commercial truck customers.

Operating income increased $2.1 million, or 21.3%, to $11.7 million, compared to $9.7 million in 1998. Operating income as a percent of sales increased from 4.8% in 1998 to 5.3% in 1999. The increase in operating income resulted from increased volume as discussed above, improved product mix and lower depreciation expense compared to 1998. The favorable volume impact was partially offset by increased production costs incurred during the year to support the new program launches and production inefficiencies associated with capacity constraints resulting from increased commercial truck sales.

EBITDA increased $1.9 million, or 8.5%, to $23.8 million, compared to $21.9 million in 1998. EBITDA margin decreased from 10.8% in 1998 to 10.6% in 1999.

INDUSTRIAL AND NON-AUTOMOTIVE revenues decreased $10.3 million, or 32.4%, to $21.5 million, compared to $31.7 million in 1998. Lower volumes are primarily due to weakness in the agricultural market and softness in the Brazilian economy. Additionally, certain automotive platforms were transferred from Industrial facilities to automotive facilities.

Operating income decreased $2.5 million to a loss of $2.8 million, compared to a 1998 operating loss of $0.3 million. The decrease in operating income primarily reflects lower sales volumes as addressed above, partially offset by headcount and other cost reductions implemented during the year at the industrial and Non-Automotive facilities.

1999 EBITDA decreased $2.4 million to an EBITDA loss of $1.3 million compared to 1998 EBITDA of $1.0 million. 1999 EBITDA margin decreased to (6.3%) compared to 3.2% for 1998.

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

EBITDA decreased $9.2 million, or 21.6%, to $33.4 million, compared to $42.6 million in 1997. EBITDA Margin decreased from 13.2% in 1998 to 11.6% in 1999.

COMMERCIAL TRUCK revenues increased $39.4 million, or 24.1%, to $203.1 million in 1998, compared to $163.6 million in 1997. The increase in sales was primarily the result of the acquisitions of Goodyear-Jackson and Eagle-Picher in July 1997, which added one plant to the Commercial Truck segment, and Livingston in January 1998. These acquisitions added incremental sales in 1998 of approximately $27.3 million. Sales at the Company's existing facilities increased $12.1 million due to higher volumes for Kenworth, Freightliner, Volvo, and service parts.

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

Management expects future cash will be required for capital expenditures and to fund working capital as the Company continues to expand its operations. Management expects capital expenditures to be approximately $64.7 million in 2000.

  Due to the Company's current liquidity position and capital expenditure requirements the Company's shareholders have decided to sell the Company. In order to provide sufficient liquidity to conclude the sale process, management completed a financial arrangement with its banks and selected customers. Under the terms of the arrangement, selected customers will provide additional funding through advanced trade payments and the bank syndicate that is party to the Company's current credit agreement will provide additional liquidity by deferring the required principal payment due in March 2000 until the sale of the Company is consummated.

  Pursuant to the terms of the Company's current credit agreement, as amended, the Company has $233.8 million in revolving credit facility, A Term and B Term Loans. The A Term Loans and B Term Loans mature in June 2002 and June 2005, respectively, and will require annual principal payments (payable in quarterly installments) totaling approximately $16.4 million in 2000, $21.4 million in 2001, $34.0 million in 2002, $35.0 million in 2003, $40.0 million in 2004 and
$37.1 million in 2005. The revolving credit portion of the credit agreement matures in June 2002. The interest rate under the credit agreement is based on the Eurodollar rate plus the applicable Eurodollar margin. Amortization payments were suspended until June 30, 2000.

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

  In July 1999, the Company entered into a Fifth Waiver and Amendment and in December 1999, the Company entered into a Sixth Waiver and Amendment, pursuant to which certain restrictive covenants contained in the Credit Agreement were waived and amended. With respect to the Sixth Waiver and Amendment, the Company's authority to pay, but not the accrual of the obligation, without consent pursuant to the Credit Agreement, employment compensation or management fees (but not reasonable out of pocket expenses) of certain affiliates was restricted. In addition, with respect to the Sixth Waiver and Amendment, the Company agreed to cooperate with and pay reasonable costs, fees and disbursements of the Banks legal counsel and consultants to such legal counsel in connection with certain reporting and analytical activity under the Credit Agreement related to the Company's business operations and financial results therefrom.

  As an inducement to the Banks agreeing to the Sixth Waiver and Amendment, Holdings and the Company agreed to engage Morgan Stanley Dean Witter & Co. ("MSDW") for purposes of assisting Holdings and the Company with the sale of all or a portion of the company's business or assets, to cooperate with MSDW in connection with such sales activity, provided that such activity did not materially reduce the value of any business or assets sold, and to pay certain amendment fees to the Banks related to the outstanding balances of all borrowings under the Credit Agreement.

  Subsequent to the Company's 1999 year-end, in March 2000, the Company entered into the Seventh Waiver and Amendment and the Eighth Waiver and Amendment. In the Seventh Waiver and Amendment, the Banks eliminated, for the month of February 2000, the requirement imposed in the Fourth Waiver and Amendment that the outstanding principal amount of the Company's revolving credit facility under the Credit Agreement not exceed $50 million on the last day of any month. In the Eighth Waiver and Amendment the Company and the Banks agreed to several waivers, revisions and amendments to certain restrictive covenants under the Credit Agreement, including extending the date by which the Company's outstanding principal amount of its revolving credit facility could not exceed $65,000,000, and deferral of the Company's obligations relating to certain mandatory prepayments of principal. As a condition to the Eighth Waiver and Amendment becoming effective, the Company agreed to negotiate for and enter into with its OEM customers certain agreements (the "Customer Agreements") whereby the OEMs agree as long as the Company is in compliance with the

Customer Agreements (i) to provide accelerated payments of their accounts payable to the Company, (ii) not to resource the production of the company's products, programs or projects, and (iii) to waive set-off or payment abatement rights on certain of the OEMs' accounts payable to the Company.

  The Company has entered into such Customer Agreements as the Banks required. In order to induce the Banks to enter into the Eighth Waiver and Amendment, the Company, (i) re-affirmed its commitment to the sale process contemplated by the Sixth Waiver and Amendment for which MSDW has been engaged, (ii) agreed to the payment to the Banks of cerain additional amendment fees related to the outstanding principal balances of all borrowings under the Credit Agreement, and
(iii) agreed, along with Holdings and the Guarantor of the Credit Agreement, to release the Banks and their agents under and pursuant to the Credit Agreement, from any and all claims, causes of action, or liabilities which are in any manner related to it's Credit Agreement and any documents or enforcement activities related thereto.

  As a condition of entering into the Customer Agreements, the OEMs required that the Company negotiate for and obtain standby financing commitments for debtor-in-possession financing which the Company did and has obtained from the Banks who are signatories to its Credit Agreement (the "DIP Financing").

  The Company believes that, based on current levels of operations and anticipated growth, its cash from operations together with other available sources of liquidity, including borrowings under the Credit Agreement and its arrangements with OEMs under the Customer Agreements, will be sufficient to permit anticipated capital expenditures and fund working capital requirements while the Company attempts to complete the announced sales process in a timely fashion. In the event that such payment arrangements, cash from operations, and borrowing availabilities are not sufficient to meet the Company's liquidity needs, the Company would expect to seek the protection of Chapter 11 of the United States Bankruptcy Code and to utilize the Company's DIP financing to assist in the completion of its strategic sales plan.

  Net cash provided by operating activities for 1999 was $30.1 million, comprising net loss of $30.3 million with non-cash items such as depreciation and amortization of $30.9 million, charges of $3.1 million and $2.2 million to income for postretirement benefits and equity losses in joint venture, respectively and a deferred income tax provision of $5.5 million. Changes in working capital components generated $18.6 million, primarily as a result of completing several major tooling programs for Ford and General Motors during the year.

  The Company repaid $13.9 million of long-term debt obligations in fiscal 1999 under the Company's Credit Agreement.

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

  The Company had capital expenditures of approximately $29.7 million in 1999, in comparison to approximately $21.9 million in 1998. Expenditures in 1999 relate primarily to the GMT-800 Step Assist, the GMT-800 Truck Box Program, the GMT-805 Mid-Gate and End-Gate program, the Ford P225 Fender program, and the Ford U-137 Dutch Door Program.

  Cash used for acquisitions of $0.3 million in 1998 relates to Livingston Molded Products; acquisitions of $72.4 million in 1997 relates to Goodyear-Jackson, Eagle-Picher, APX and Owens Corning-Brazil.

QUARTERLY FINANCIAL DATA
  The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (dollars in thousands).

                                                          1999
                     -----------------------------------------------------------------------------
                                                    Three Months Ended
                     -----------------------------------------------------------------------------
                          March  31          June  30          September 30         December 31
                     -----------------  -----------------  -------------------  ------------------
Net sales                    $126,030           $144,617             $129,275            $141,181
Gross profit                   13,893             19,394                8,950              14,187
Net income (loss)              (4,281)              (735)             (11,022)            (14,287)

                                                          1998
                     -----------------------------------------------------------------------------
                                                    Three Months Ended
                     -----------------------------------------------------------------------------
                          March  31          June  30          September 30         December 31
                     -----------------  -----------------  -------------------  ------------------
Net sales                    $121,141           $119,719            $112,097             $134,227
Gross profit                   11,983             15,664               9,407               17,410
Net income (loss)              (3,312)              (551)             (4,532)              (9,961)

  During the fourth quarter of 1998, the Company recorded significant adjustments that impacted reported results for the first three quarters. These adjustments corrected the treatment of amounts applied against purchase accounting reserves and charged them against operating expenses. The effect of these adjustments was to reduce gross profit by $1.3 million, $.2 million and $1.2 million and increase net loss by $1.2 million, $.1 million and $.7 million for the quarters ended March 31, June 30 and September 30, respectively. The data above for 1998 reflect the impact of those adjustments.



YEAR 2000 COMPLIANCE

  General

  The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business acitivities.

  During 1998 and 1999, the company and each of its operating subsidiaries implemented Year 2000 readiness programs with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, funcitoning properly with respect to the Year 2000 Issue before December 31, 1999.

  The Company's transition into the year 2000 has, to date, been considered uneventful and successful and did not result in any noteworthy events with the Company or its suppliers. However, the potential for future disruptions resulting from Year 2000 issues exists. Accordingly, the company will continue to monitor its operations.

  Prior to January 1, 2000, the Company completed extensive programs to assess and address any "Year 2000" problems relating to its computer systems. This activity covered manufacturing, applications software, production systems, barcoding systems, plant floor equipment operations, financial and manufacturing reporting systems, building and utility systems and systems of the Company's material suppliers.

  All remediation expenditures totalling approximately $1.4 million ($0.8 million of which was expended in 1999) were funded through normal operating cash flows.

  The company has not experienced nor does it anticipate experiencing any material failures or disruptions with regard to any of the company's computer systems or the systems of any material supplier to the company.

NEW ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt FAS 133 at the beginning of 2001. The Company is completing an analysis of FAS 133 which is not expected to have a material impact on the Company's results of operations.

  In September 1999, the Emerging Issues Task Force issued ("EITF") Issue
No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF Issue No. 99-5 will require company to expense design and development costs related to long term supply arrangements as incurred unless the customer contractually guarantees reimbursement and capitalize molds, tools and dies for which title is held by the supplier, subject to an impairment test. Additionally, molds, tools and dies for which title is held by the customer are to be expensed as incurred unless the long term supply arrangement explicitly provides the suppler with the non-cancelable right to use such molds, tools and dies during the course of the supply arrangement. This pronouncement is effective on a prospective basis for costs incurred after December 31, 1999. The Company is completing an analysis of the issue which is not expected to have a material impact on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to certain market risks which exist as a part of its ongoing business operations. Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to U.S. Dollars and movements in Federal Funds rates and the London Interbank Offered Rate ("LIBOR"). The Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.

                             CERTAIN RISK FACTORS

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

  In addition to the factors described below, the Company faces the liquidity risk that the arrangements and agreements, described above, that it has with its vendors, suppliers and OEM customers in order to operate in the ordinary course during the sales process, if not performed by such parties as agreed or contemplated, could prevent the Company from having sufficient working capital and other required funding for the operations of the Company. In such event, the Company has in place its standby DIP Financing that it can use in a Chapter 11 proceeding to support its operations while attempting to complete the sales process.

INDUSTRY CONDITIONS

  The Company's business is tied to the North American vehicle industry which is highly cyclical and dependent on consumer spending and general economic conditions in North America. There can be no assurance that North American automotive production will not decline in the future or that the Company will be able to utilize any additional capacity it adds in the future. Economic factors adversely affecting automotive sales and production and consumer spending could adversely impact the Company's sales and it operating results. See ''Business-- Automotive and Light Truck Components Industry.'' In addition, the growing trend among OEMs to reduce their supplier base and to reduce costs while increasing quality control places great pressure on suppliers such as the Company.

  Many OEMs and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where the Company's products are included in assembled vehicles. These events could have a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION

  The automotive plastic component supply industry has undergone, and is likely to continue to experience, consolidation. See ''Business--Automotive and Light Truck Components Industry--Consolidation of Supplier Base by OEMs.'' As part of its announced business strategy, Management believes that it is necessary to find a qualified buyer or buyers for the Company's business to obtain the necessary capital to support the Company's new business. There can be no assurance, however, that it will be successful in consummating such sale without adversely affecting the Company's financial position or results of operations.

COMPETITION

  The Company's industry is highly competitive. A large number of actual or potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers, some of which are larger than the Company and have substantially greater resources. There can be no assurance that the Company's business will not be adversely affected by increased competition in the market in which it currently operates or in markets in which it will operate in the future, or that the Company will be able to improve or maintain its profit margins on sales to OEMs. In addition, the Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such models to the public. Although the Company has been successful in obtaining significant new business on new models, there can be no assurance that the Company or any buyer of the Company or its assets will continue to be able to obtain such new business. Certain of the Company's competitors are larger, have greater operating flexibility and have greater financial resources than the Company. See ''Business--Competition.''

RELIANCE ON MAJOR CUSTOMERS

  For the year ended December 31, 1999, approximately 25% of the Company's sales were to General Motors, approximately 25% of the Company's sales were to Ford, approximately 8% of the Company's sales were to DaimlerChrysler, and approximately 12% of the Company's sales were to Freightliner. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's products, continue with a particular vehicle program or purchase the Company's products for any successor vehicle program. The loss of any one of such customers, or a significant decrease in demand for certain models or a group of related models sold by any of its major customers, could have a material adverse effect on the Company. The failure of the Company to obtain new business for new models or to retain or increase business on redesigned existing models could have a material adverse effect on the Company. A decline in the production of new North American vehicles, due to reductions in North American vehicle demand or an increase in the share of the North American vehicle market by foreign OEMs manufacturing in their home countries, could have a material adverse effect on the Company. Moreover, because sales are typically secured during the two to five year vehicle model development period prior to marketing to the public, there can be no assurance that efforts to replace any lost sales, if successful, would yield cash revenues in time to prevent a material adverse effect on the Company. See ''Business--Customers.''

  Automotive suppliers are under constant pressure to reduce product prices. General Motors, Ford and DaimlerChrysler have established policies which do not permit price increases, even though underlying material or other costs may have increased due to circumstances beyond a supplier's control. Most of the Company's products are manufactured using petroleum-based plastic resins. The price of petroleum, while relatively stable in recent years, increased significantly over the past six months. In the short-term, the Company's material costs have remained stable due to contracts with suppliers which for the material prices over certain time frames. However, over time significant increases in the price of petroleum could result in increased cost of the Company's principal raw materials which, if not recoverable from the Company's customers, could have a material adverse effect on the Company's results of operations.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               Page
                                                                                                              ------
                                     Index to Financial Statements
Financial Statements:
     Report of Independent Accountants......................................................................    F-1
     Independent Auditor's Report...........................................................................    F-2
     Consolidated Balance Sheets at December 31, 1999 and 1998..............................................    F-3
     Consolidated Statements of Operations for each of three years in the period ended December 31,
        1999................................................................................................    F-4
     Consolidated Statements of Cash Flows for each of the three years in the period ended December
        31, 1999............................................................................................    F-5
     Consolidated Statements of Changes in Stockholder's Deficit for each of three years in the period
        ended December 31, 1999.............................................................................    F-6
     Notes to Consolidated Financial Statements.............................................................    F-7

Financial Statement Schedule:
     Report of Independent Accountants on Financial Statement Schedule......................................   F-35
     Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended
         December 31, 1999..................................................................................   F-37

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACCOUNTANTS

  On October 16, 1997, the Company dismissed Deloitte & Touche LLP as its independent accountants. The reports of Deloitte & Touche LLP on the Company's financial statements for the years ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Board of Directors participated in and approved the decision to change independent accountants. In connection with its audit for the most recent fiscal year and through October 16, 1997, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years.

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

           NAME              AGE                                  POSITION
--------------------------  -----  ----------------------------------------------------------------------
Richard S. Crawford.......     53  Chairman of the Board
Lawrence Kazanowski.......     58  President and Chief Executive Officer
Donald C. Campion.........     51  Chief Financial Officer, Secretary, and Treasurer
Kevin J. Alder............     42  Chief Operating Officer and President
Donald B. Hutchins........     51  Controller
Alan M. Swiech............     41  Vice President--Human Resources
Donald Makie..............     48  Executive Vice President Manufacturing Leadership
Richard H. Frank..........     60  Vice President Business Development and International Operations
Ira J. Jaffe..............     60  Director
Robert C. Gay.............     48  Director
Edward W. Conard..........     43  Director
Ronald P. Mika............     39  Director

  RICHARD S. CRAWFORD founded a predecessor of the Company in 1988. Mr. Crawford was President, Chief Executive Officer and director of the Company, Holdings and its predecessors from their inception to March 1996 when he became Chief Executive Officer and Chairman of the Board of the Company and Holdings. In 1999 upon the election of Lawrence Kazanowski, Mr. Crawford became Chairman of the Board. Prior to founding the Company, Mr. Crawford founded a real estate, construction and marketing firm, the Lakeside Investment Company. He has also been active as a real estate developer, financial investor and merger and acquisition specialist.

  LAWRENCE KAZANOWSKI was named Chief Executive Officer and President of Cambridge Industries in April, 1999. Mr. Kazanowski spent 34 years as a Ford executive, where he was Director of Corporate Strategy, Vice President of International Business and Development, Manager of Exterior Systems and General Manager of Plastics. Most recently, he served at Ford as Vice President of Business Strategy at Visteon Automotive Systems. Mr. Kazanowski graduated from Massachusetts Institute of Technology (MIT) with a B.S. in Engineering and received his MBA from Stanford University.

  DONALD C. CAMPION joined Cambridge Industries as Chief Financial Officer in May, 1999. Prior to that, he served as Senior Vice President and Chief Financial Officer at Oxford Automotive. From 1996-97 he was Senior Vice President and Chief Financial Officer at Delco Electronics Corp. Mr. Campion spent more than 30 years with General Motors Corporation where he helped create New United Motor Manufacturing (NUMMI), a joint venture between GM and Toyota. He also spent three years overseas as a member of Isuzu's Board of Directors and as Executive Vice President of GM-Japan. He was later promoted to Finance Director at the automaker's North American headquarters and subsequently as Finance Director at the company's Service Parts Operations. Mr. Campion graduated from the University of Michigan with B.S. in Applied Mathematics and an MBA.

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

  DONALD B. HUTCHINS assumed the responsibilities of Controller of the Company in July 1999. Mr. Hutchins is also currently the President of Paradigm Management, Inc. - a management consulting company which he founded in 1992. Previously Mr. Hutchins was the Vice President and Controller of Computer Land. Prior to Computer Land, Mr. Hutchins spent 10 years with the Firestone Tire and Rubber Company in various Senior Financial Executive positions, including its Corporate Controller. Mr. Hutchins also served as an Audit Manager with Coopers & Lybrand. Mr. Hutchins is a graduate of the University of Michigan with a BA and an MBA.

  ALAN M. SWIECH joined the Company in August, 1996. Prior to joining the company Mr. Swiech served as Employee & Industrial Relations Manager at United Technologies Automotive since 1993. He was previously with Pratt & Whitney Aircraft (United Technologies Corporation), an aerospace manufacturer, from May, 1982 until July, 1993 where he held various management positions within the human resources organization. Mr. Swiech has over 18 years experience in the area of labor relations and human resource management.

  DONALD MAKIE joined the company in September, 1998 as Executive Vice President Continuous Improvement and Lean Manufacturing. Mr. Makie was previously the Vice President Compass (Lean Manufacturing System) at Lear Corporation responsible for 175 manufacturing facilities in 28 countries. Prior to that, he was with Colgate Palmolive and Freudenburg where he held appointments in manufacturing and quality assurance. Don is a graduate of the University of Massachusetts Dartmouth where he received his degree in engineering.

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


                        ITEM 11--EXECUTIVE COMPENSATION

  The following information is set forth concerning the compensation for Mr. Crawford, the Company's Chairman and the four other most highly compensated executive officers in each year presented.

                                     ANNUAL                                                                LONG-TERM
                                  COMPENSATION                                                            Compensation
------------------------------------------------------------------------------------------------------------------------
                                                                                             Other
Name and                                 Fiscal                                             Annual               Stock
Principal Position                        Year           Salary            Bonus         Compensation(3)      Related (4)
------------------------------------------------------------------------------------------------------------------------
Richard S. Crawford                       1999          $478,200         $      -            $   765
Director, Chairman                        1998           475,000          500,000                765                   -
                                          1997           475,000          370,833                765              10,267
------------------------------------------------------------------------------------------------------------------------
Lawence M. Kazanowski                     1999           250,100                -                  -              12,870
Director, President, CEO
------------------------------------------------------------------------------------------------------------------------
Kevin J. Alder                            1999           276,300                -             15,892
COO                                       1998           275,000          190,000             19,050
                                          1997           275,000          148,582              7,624               7,025
------------------------------------------------------------------------------------------------------------------------
Donald C. Campion                         1999           149,300           50,000                  -              10,012
CFO
------------------------------------------------------------------------------------------------------------------------
Donald M. Makie                           1999           177,400                -                  -              17,210
EVP - Mfg. Leadership
------------------------------------------------------------------------------------------------------------------------
Thomas N. Paisley                         1999           154,400                -             15,161                   -
Retired President-Auto Div.               1998           200,000           75,000             14,060                   -
                                          1997           200,000           44,585              8,820              18,020
------------------------------------------------------------------------------------------------------------------------
Patrick Pavelka                           1999           175,300                -             15,252
President-Industrial Products             1998           175,000           75,000             10,080
                                          1997           175,000           54,585              8,325               8,325
------------------------------------------------------------------------------------------------------------------------
John Colainne                             1999           113,500                -             10,040                   -
Retired CFO                               1998           180,000           75,000             13,160                   -
                                          1997           151,458           84,585              7,403              16,208
------------------------------------------------------------------------------------------------------------------------
Richard E. Warnick
Retired COO (1)                           1997           218,750                -                  -               9,500
------------------------------------------------------------------------------------------------------------------------
Donald Holton
Director, President (2)                   1997           475,000                -                  -                   -
------------------------------------------------------------------------------------------------------------------------

(1) In connection with the 1995 Transaction, Holdings purchased Mr. Warnick's 20% interest in Holdings (actually held by R&C Warnick, L.L.C., a limited liability company owned by Mr. Warnick and his wife (the ''Warnick LLC''), for $10 million, pursuant to a Stock Purchase Agreement dated as of November 17, 1995 in which the Warnick LLC and Mr. Warnick agreed to a five-year covenant not to compete. Simultaneously, Mr. Warnick and the Company entered into an Employment Agreement pursuant to which Mr. Warnick agreed to provide transitional assistance to the Company for a period of two years. Under the Employment Agreement, Mr. Warnick received an annual salary of $218,750 in 1997.
(2) Effective December 4, 1996, the employment of Donald Holton as President and a Director of the Company was terminated by mutual agreement of the Company and Mr. Holton. The Company and Mr. Holton have negotiated terms of an agreement, but a written agreement has not yet been concluded. The negotiated terms include: (i) the purchase by Mr. Holton of shares of Class A and Class L Common Stock of Holdings for an aggregate purchase price of approximately $1 million to be paid by application of approximately $350,000 of salary and bonus earned by Mr. Holton during 1996, a promissory note from Mr. Holton in the amount of $500,000 and approximately $150,000 in cash; (ii) full vesting of 2,000 Tranche 1 option shares of Holdings previously granted to Mr. Holton; (iii) payments of severance benefits of approximately $42,000; (iv) continuation of Mr. Holton's non-solicitation agreement until no later than December 31, 1998; and (v) Mr. Holton's agreement not to sue Holdings and the Company. There can be no assurance that an agreement with Mr. Holton will be concluded or that if concluded, it will include these terms.
(3) Total prerequisites and other personal benefits for each of the named executive officers do not exceed the threshold amounts specified in the regulations promulgated by the Securities and Exchange Commission.
(4) As of December 1, 1997, certain key employees purchased shares of Holdings Class A Common Stock and shares of Holdings Class L Common Stock and certain key employees and were issued options to purchase Holdings Class A Common Stock. The Company believes all stock purchased by such key employees during 1997 was purchased at fair market value. The Company also believes that the options for Holdings Class A Common Stock are exercisable at fair market value as of the date of grant and that current values of shares subject to options are at or below exercise prices. See ''Stock Option Grants in Last Fiscal Year'' table, ''Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values'' table and ''Business--Stock Purchase and Stock Option Agreements'' below.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES*

                                                             NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                           SHARES ACQUIRED  VALUE REALIZED  UNDERLYING UNEXERCISED       IN-THE-MONEY
          Name             ON EXERCISE (#)       ($)        OPTIONS AT FY-END (#)   OPTIONS AT FY-END ($)
-------------------------  ---------------  --------------  ----------------------  ----------------------
                                                                 EXERCISABLE/            EXERCISABLE/
                                                                UNEXERCISABLE           UNEXERCISABLE
                                                            ----------------------  ----------------------
Richard S. Crawford(1)....            -0-             -0-          7,922.5/7,922.5                     -0-
Kevin J. Alder............            -0-             -0-                1500/1000                     -0-
Thomas N. Paisley.........            -0-             -0-                      -0-                     -0-
Patrick Pavelka...........            -0-             -0-                  270/180                     -0-
John M. Colaianne.........            -0-             -0-                      -0-                     -0-
Richard Warnick...........            -0-             -0-                      -0-                     -0-
Donald Holton.............            -0-             -0-                      -0-                     -0-

*    Table summarizes Holdings options.
(1)  Consists of 7,922.54 at $3.30/sh, 3,961.27 at $312.13/sh, and 3,961.27 at
$642.13/sh.


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

  In connection with the Company's employment of Mr. Kazanowski as President and Chief Executive Officer, Mr. Kazanowski entered into an employment agreement with the Company as of April 15, 1999. Pursuant to the agreement, Mr. Kazanowski receives an annual base salary of $350,000. In addition, Mr. Kazanowski is entitled to certain bonuses if the Company achieves certain performance targets. No bonuses were paid to Mr. Kazanowski in 1999. Pursuant to the terms of the employment agreement, Mr. Kazanowski also received options for 6,606.53 shares of Holding's Class A Common Stock exercisable for $3.30 per share, which options vest over five years. Mr. Kazanowski's employment agreement also provides for a three-year noncompete and 12-month severance following termination of employment with the Company.

  In connection with the employment of Mr. Campion as Executive Vice President and Chief Financial Officer, Secretary and Treasurer of the Company, Mr. Campion entered into an employment agreement with the Company as of May 18, 1999, pursuant to which Mr. Campion receives an annual base salary $250,000. Additionally, Mr. Campion was entitled to receive a guaranteed bonus of $50,000 for 1999, which was paid by the Company, and has the potential for future bonuses if certain performance targets are met. Pursuant to the terms of the employment agreement, Mr. Campion received options for 1,000 shares of Holdings Class A Common stock exercisable at $3.30 per share and he was also granted his choice of (x) the purchase of an aggregate of 380 shares of Class A and Class L Common Stock for an aggregate purchase price of $100,000 and options for 310 shares of Class A Common Stock at $642.13 per share and 310 shares of Class A Common Stock at $972.13 per share, or (y) the award of only options for 500 shares of Class A Common Stock at $642.13 per share and 500 shares of Class A Common Stock at $972.13 per share. Mr. Campion elected the options only alternative. The options vest over five years. Mr. Campion's employment agreement also contains a 12-month noncompete and 12-month severance following termination of employment with the Company.

  In addition, pursuant to the Retention Bonus and Severence Program, Messrs. Kazanowski and Campion are eligible for certain bonus payments equal to one year's base salary for each, which payments are timed to be made at the closing of significant sales transactions depending upon whether the Company's business is sold in one transaction or a series of transactions for business unit.


STOCK PURCHASE AND STOCK OPTION AGREEMENTS

   In addition to Messrs. Crawford, Kazanowski and Campion, the Company has outstanding Stock Purchase and Stock Option Agreements with 7 of its key employees. Pursuant to those agreements, each such employee purchased shares of Holdings' Class A Common Stock and Holdings' Class L Common Stock (the ''Purchased Shares''), at a per share price of $3.30 and $1,306.80, respectively, and some Holdings' employees were granted options (the ''Options'') to purchase additional shares of Holdings' Class A Common Stock (the ''Option Shares'', and together with the Purchased Shares, the ''Shares'').

  The consideration for the Purchased Shares was paid as follows: (i) at least fifty percent in cash or pursuant to a short-term 8.5% full recourse promissory note, to be repaid out of the employee's bonuses for 1997 and 1998, with any remaining balance originally being due on May 1, 1999; (the due date for this payment was extended when Management determined not to pay employee bonuses for fiscal year 1998). and (ii) the balance in the form of a five-year 8.5% full recourse promissory note, with interest-only payments being required on an annual basis. Both notes were secured by a pledge of the Purchased Shares.

  So long as the employee remains employed by the Company, the Purchased Shares vest over a five year period, beginning on the later of November 17, 1995 or the date the employee first became employed by the Company.

  The Options also vest over the same five year period, so long as the employee remains employed by the Company, although the occurrence of certain ''acceleration events'' may cause the Options to become fully vested.

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

  Several employee stockholders have left the employment of the Company. Pursuant to the terms of their respective Stock Purchase and Stock Option Agreements, Holdings has repurchased their respective shares of the Holdings' Common Stock for the original purchase price.

  Each employee is subject to non-compete, non-solicitation and confidentiality provisions which are set forth in the agreements.

  The following employee, named in the preceding compensation tables, purchased shares of Holdings' Class A Common Stock and Holdings' Class L Common Stock and were granted options for Class A Common Stock, which stock and options remain outstanding:


                            CLASS A        CLASS L                       SHORT-TERM       EMPLOYEE
         NAME               SHARES         SHARES      PURCHASE PRICE   NOTE AMOUNT     NOTE AMOUNT
---------------------    -------------  -------------  --------------  --------------  --------------
Kevin J. Alder.......           757.58         189.39     $249,994.87     $124,997.44     $124,997.44



               ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

  The Company is a wholly owned subsidiary of Cambridge Industries Holdings, Inc. (''Holdings''). The capital stock of Holdings consists of preference stock, par value $.01 per share (''Preference Stock''), Class A common stock, par value $0.01 per share (''Class A Common''), Class L common stock, par value $0.01 per share (''Class L Common''), and Class P common stock, par value $0.01 per share (''Class P Common'' and collectively with the Class A Common and Class L Common, ''Common Stock''). The Preference Stock is senior in right of payment to the Common Stock; the Class L Common is senior in right of payment to the Class A Common and Class P Common; and the Class P Common is senior in right of payment to the Class A Common. All of the issued and outstanding shares of Preference Stock are owned by Crawford Investment Group L.L.C. (''Crawford LLC''). Holders of Preference Stock have no voting rights except as required by law. The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Holdings, including the election of directors. The Bain Funds and Crawford LLC, own approximately 57% and 44%, respectively, of the voting stock and are parties to a stockholder agreement regarding the ownership (including the voting) of such stock. By virtue of such stock ownership and agreement, the Bain Funds and Crawford LLC will have the power to control all matters submitted to a vote of stockholders, including election of directors of Holdings and, indirectly, to elect all directors of the Company.

  The following tables set forth certain information as of January 13, 2000 regarding the beneficial ownership of (i) voting common stock by each person (other than directors and executive officers of the Company) known to the Company to own more than 5% of the outstanding voting common stock of Holdings and (ii) voting and non-voting common stock by each director of the Company, each named executive officer and all of the Company's directors and executive officers as a group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                                                Number and             NUMBER AND        NUMBER AND      NUMBER AND
                                              PERCENTAGE OF          PERCENTAGE OF      PERCENTAGE OF  PERCENTAGE OF
                                               OUTSTANDING            OUTSTANDING        OUTSTANDING    OUTSTANDING
                                          ----------------------  --------------------  -------------  --------------
                                                SHARES OF              SHARES OF          SHARES OF      SHARES OF
                                                 CLASS A                CLASS L            CLASS P       PREFERENCE
                                                COMMON(1)              COMMON(1)          COMMON(1)        STOCK
                                          ----------------------  --------------------  -------------  --------------
Bain Funds(1).......................        61,333.28     96.84%  15,333.32(5)  56.61%   --0--     0%    --0--     0%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Richard S. Crawford(2)..............         7,922.54(3)  11.12%  11,250.00     44.35%  45,000   100%    1,000   100%
 Cambridge Industries, Inc.
 555 Horace Brown Drive
 Madison Heights, MI 48071

Robert C. Gay.......................        61,333.28     96.84%  15,333.32(5)  56.61%   --0--     0%    --0--     0%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Edward Conard.......................        61,333.28     96.84%  15,333.32(5)  56.61%   --0--     0%    --0--     0%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Ronald P. Mika......................        61,333.28     96.84%  15,333.32(5)  56.61%   --0--     0%    --0--     0%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Ira J. Jaffe........................              -0-         0%        -0-         0%   --0--     0%    --0--     0%

Lawrence M. Kazanowski..............              -0-         0%        -0-         0%   --0--     0%    --0--     0%

Kevin J. Alder......................          2,257.58(4)  3.48%     189.39       .75%   --0--     0%    --0--     0%

Donald M. Makie.....................               40       .06%        -0-         0%   --0--     0%    --0--     0%

Donald C. Campion...................              -0-         0%        -0-         0%   --0--     0%    --0--     0%

Thomas M. Paisley...................              -0-         0%        -0-         0%   --0--     0%    --0--     0%

Patrick T. Pavelka..................              -0-         0%        -0-         0%   --0--     0%    --0--     0%

All Directors and Executive Officers
 as a Group
 (12 persons)(1)(2).................        72,067.95     98.31%  26,999.99     98.86%  45,000   100%    1,000   100%

(1) Amounts shown represent the aggregate number of shares of Class A Common (including warrants to obtain Class A Common) and Class L Common (including warrants to obtain Class L Common) held by Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates, BCIP Trust Associates, L.P. and Bain Capital V Mezzanine Fund, L.P. (collectively, the ''Bain Funds''). Messrs. Gay, Conard and Mika are directors of the Company and Holdings and are managing directors of Bain Capital Investors, Inc. (''BCI'') and Bain Capital Investors V, Inc. (''BCI-V''). BCI is the general partner of Bain Capital Partners IV (''BCP-IV''), BCI-V is the general partner of Bain Capital Partners V (''BCP-V'') and Bain Capital V Mezzanine Partners, L.P. (''BCMP-V''). Messrs. Gay and Conard are also limited partners of BCP-IV and BCP-V and Mr. Mika is a limited partner of BCP-V. BCP-IV is the general partner of Bain Capital Fund IV, L.P. and Bain Capital Fund IV-B, L.P. BCP-V is the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P. BCMP-V is the general partner of Bain Capital V Mezzanine Fund, L.P. Messrs. Gay, Conard and Mika are general partners of BCIP Associates and BCIP Trust Associates, L.P. Accordingly, Messrs. Gay, Conard and Mika may be deemed to beneficially own shares owned by the Bain Funds; although Messrs. Gay, Conard and Mika disclaim beneficial ownership of any such shares.

(2) Includes 45,000 shares of Class P Common and 11,250 shares of Class L Common and 1,000 shares of Preferred Stock beneficially owned by Richard S. Crawford through Crawford Investment Group LLC, formerly known as 22708-12 Harper L.L.C., owned 45% by Mr. Crawford, 45% by the 1994 Richard Crawford Qualified Annuity Trust u/a/d December 22, 1994, 5% by Elizabeth T. Crawford, his wife, and 5% by the 1994 Elizabeth T. Crawford Qualified Annuity Trust u/a/d December 23, 1994.

(3) Comprised of 7,922.54 shares of Class A Common issueable upon the exercise of options exerciseable currently or within 60 days from January 13, 2000.

(4) Comprised of 757.58 shares of Class A Common currently held, by Mr. Alder and 1500 shares of Class A Common issueable upon the exercise of options excerciseable currently or within 60 days from January 13, 2000.

(5) Comprised of 13,612.50 shares of Class L Common currently held by Bain Funds and 1720.82 shares of Class L Common issueable upon the exercise of warrants currently or within 60 days from January 13, 2000.

            ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE 1995 TRANSACTION

  In November 1995, Holdings was recapitalized (the ''1995 Transaction''), the terms of which included: (i) the purchase of Holdings' common stock for approximately $18 million by the Bain Funds; (ii) the repurchase by Holdings of shares of its common stock (the ''Redeemed Shares'') (a) from Crawford LLC for $23.25 million, (b) from an affiliate of Richard E. Warnick for $10.0 million,
(c) from an affiliate of John D. Craft, an officer and former director of the Company and a former principal stockholder of Holdings, for $16 million and (d) from DLJ Merchant Banking, Inc. for $21.3 million; and (iii) the exchange of shares of Holdings' common stock (the ''Exchanged Shares'') held by Crawford LLC for newly issued shares of Holdings' capital stock. The Exchanged Shares and the Redeemed Shares represented all of the outstanding stock of Holdings prior to the 1995 Transaction. As a result, the newly issued capital stock of Holdings referred to above represents all of the capital stock of Holdings. See ''Security Ownership.''

STOCKHOLDERS AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

  Pursuant to a stockholders agreement which was last amended as of April 15, 1999 (the ''Stockholders Agreement''), Holdings, Crawford LLC, the Bain Funds and certain other investors have agreed that until certain designated events occur, such parties will vote for three of Bain's nominees and two of Crawford LLC's nominees to the Company's and Holdings' boards of directors. The Stockholders Agreement and both the Company's and Holdings' By-Laws require that five of the six Directors be present in person or by proxy to constitute a quorum for voting purposes; the affirmative vote of five of the six Directors is required to approve a proposal voted upon. The Stockholders Agreement also contains restrictions (with certain exceptions) on the transfer of the common stock by a party thereto, including rights of first offer of Holdings and other stockholders of Holdings and establishes drag-along and preemptive rights in certain events. The parties to the Stockholders Agreement have also entered into a registration rights agreement providing certain registration rights relating to their shares of Common Stock.

STOCK OPTION AGREEMENT

  At the time of the 1995 Transaction, Holdings entered into a stock option agreement with Mr. Crawford (the ''Stock Option Agreement'') which grants him options to acquire 15,845.08 shares of Class A Common in the following tranches:
(i) a three year straight-line vested option to purchase up to 7,922.54 shares of Class A Common for $3.30 per share; and (ii) options to purchase up to 3,961.27 shares of Class A Common at an exercise price of $312.13 per share and up to 3,961.27 shares of Class A Common at $642.13 per share, exercisable after the Company has achieved earnings before interest and taxes of at least $32 million. All three tranches expire on the earlier of the November 17, 2005, the termination of Mr. Crawford's employment by the Company or Holdings or the occurrence of certain transactions resulting in Holdings becoming a public company or otherwise undergoing a change of control. The Stock Option Agreement also includes restrictions on transfer and the right of Holdings to repurchase the options or shares upon termination of Mr. Crawford's employment with Holdings and the Company. Holdings may in the future enter into additional stock option agreements with other members of management.

MANAGEMENT SERVICES AGREEMENT

  The Company is party to a five year management services agreement with Bain Capital, Inc. (''Bain''), dated as of November 17, 1995, amended as of March 1, 1996, and further amended as of December 31, 1997, pursuant to which the Company is obligated to pay Bain (i) at the closing of each acquisition of an additional business an amount equal to three-quarters of one percent (.75%) of the transaction value of such acquisition and (ii) an annual fee of $950,000 per year, plus out-of-pocket expenses. Pursuant to the management services agreement, the Company paid Bain fees of approximately $937,000 during 1996 and fees of $950,000 in 1998 and $655,000 of its accrued $950,000 in 1999.

AIRCRAFT LEASE

  As of March 27, 1998, Mack Aviation acquired a Westwind 2 aircraft, a larger plane than the Lear 35A, which it previously had leased to the Company. The new lease, together with a services agreement (collectively, the "Current Aircraft Lease"), both entered into by Mack Aviation, L.L.C. and the Company as of January 1, 1999, provide that the Company will use the Westwind 2 aircraft a minimum of 200 hours per year at a cost of $1,950 per hour, which includes the cost of the pilots, fuel, insurance, maintenance and taxes, but does not include the costs of catering, landing fees or special needs. While the Company believes that the Current Aircraft Lease reflects currently available market terms and rates for similar aircraft, the Company has advised Mack Aviation that it intends to renegotiate arrangements for the use of the Westwind 2. There can be no assurance that this renegotiation will be successful.

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

LEGAL SERVICES

  Ira J. Jaffe, a director of the Company, practices law with, and is a shareholder of, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation (''JRH&W''). JRH&W has served as general counsel to Holdings and the Company since their inceptions and has represented them in a variety of legal matters, including the 1995 Transaction, the acquisitions of GenCorp RPD, APX, Eagle-Picher, the Goodyear-Jackson, Brazil and Livingston. The Company and Holdings paid JRH&W legal fees of approximately $0.7 million and $1.0 million, respectively, for the years ending December 31, 1999 and 1998.

SUBORDINATED NOTES AND WARRANT AGREEMENTS

  In connection with the 1995 Transaction, the Company obtained a bridge loan in the aggregate principal amount of $11.9 million from Bankers Trust. On December 14, 1995, the notes evidencing this bridge loan were repurchased from Bankers Trust by the Company using, inter alia, the proceeds received from issuance of the Company's senior subordinated notes to two of the Bain Funds, Bain Capital V Mezzanine Fund, L.P. and BCIP Trust Associates, L.P. (collectively the ''Bain MezFunds''). These notes were paid in full in connection with the Company's July 10, 1997 credit agreement.

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

      1.  Financial Statements referred to in Item 8.

      2.  Financial Statement Schedules referred to in Item 8.

      3. The exhibits listed on the ''Index to Exhibits'' on pages I-1 and I-2 are filed with this Annual Report or incorporated by reference as set forth below.

  (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1998.

      None.

  (c) The exhibits listed on the ''Index to Exhibits'' on pages I-1 and I-2 are filed with this Annual Report or incorporated by reference as set forth below.

  (d) Additional Financial Statement Schedules.

      None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholder of Cambridge Industries, Inc.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholder's deficit present fairly, in all material respects, the financial position of Cambridge Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Mexican and Cambridge, L.L.C. (doing business as Dos Manos Technologies), an entity 48% owned by the Company, which financial statements reflect a loss of $4,366,672 for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the 1999 loss from equity investment of $2,199,000 included for Dos Manos Technologies, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been unable to arrange sufficient long-term financing to meet its operating needs, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Detroit, Michigan
March 30, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Mexican and Cambridge, L.L.C.
d/b/a Dos Manos Technologies
Detroit, Michigan

We have audited the accompanying balance sheet of MEXICAN AND CAMBRIDGE, L.L.C. D/B/A DOS MANOS TECHNOLOGIES as of December 31, 1999, and the related statements of operations and member's deficit and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of MEXICAN AND CAMBRIDGE, L.L.C. D/B/A DOS MANOS at December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



PERRIN, FORDREE & COMPANY, P.C.
Troy, Michigan
February 4, 2000

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                     1999         1998
                                                                                                 ------------  ------------
                                     ASSETS
Current assets:
        Cash...................................................................................   $  12,214     $   4,474
        Receivables............................................................................      76,399        80,516
        Inventories............................................................................      27,330        25,625
        Reimbursable tooling costs.............................................................       6,908        22,914
        Deferred income taxes, prepaid expenses and other......................................       1,514         5,788
                                                                                                  ---------     ---------
            Total current assets...............................................................     124,365       139,317
Property, plant and equipment, net.............................................................     192,321       193,338
Other assets...................................................................................      27,082        31,167
                                                                                                  ---------     ---------
Total assets...................................................................................   $ 343,768     $ 363,822
                                                                                                  =========     =========

                              LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
        Current portion of long-term debt......................................................    $ 236,086     $  17,272
        Accounts payable.......................................................................       69,958        65,227
        Accrued liabilities....................................................................       27,153        30,140
                                                                                                   ---------     ---------
            Total current liabilities..........................................................      333,197       112,639
Noncurrent liabilities:
        Long-term debt, less current portion...................................................      102,836       315,029
        Postretirement healthcare benefits.....................................................       26,484        23,431
        Other noncurrent liabilities...........................................................        1,646         3,545
                                                                                                   ---------     ---------
            Total liabilities..................................................................      464,163       454,644
                                                                                                   ---------     ---------
Commitments and contingencies (Note 17)

Stockholder's deficit:
        Common stock, $.01 par value, 3,000 shares authorized, 1,000 shares issued and
            outstanding........................................................................           --            --
        Paid-in capital........................................................................       17,737        17,808
        Accumulated other comprehensive income.................................................          357          (466)
        Accumulated deficit....................................................................     (138,489)     (108,164)
                                                                                                   ---------     ---------
            Total stockholder's deficit........................................................     (120,395)      (90,822)
                                                                                                   ---------     ---------
            Total liabilities and stockholder's deficit........................................    $ 343,768     $ 363,822
                                                                                                   =========     =========



                See notes to consolidated financial statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                                   1999           1998           1997
                                                                               -------------  -------------  ------------
Net sales....................................................................      $541,103       $487,184      $426,094
Cost of sales................................................................       484,679        432,720       367,037
                                                                                   --------       --------      --------
Gross profit.................................................................        56,424         54,464        59,057
Selling, general and administrative expenses.................................        44,527         40,776        31,742
                                                                                   --------       --------      --------
Income from operations.......................................................        11,897         13,688        27,315
Other expense (income):
        Interest expense.....................................................        35,687         31,974        28,036
        Equity loss in joint venture.........................................         2,199            150             -
        Other, net...........................................................          (427)          (705)          (56)
                                                                                   --------       --------      --------
Loss before income tax, extraordinary item and cumulative effect of
   accounting change.........................................................       (25,562)       (17,731)         (665)
Income tax expense (benefit).................................................         4,452            625          (238)
                                                                                   --------       --------      --------
Loss before extraordinary item and cumulative effect of accounting change....       (30,014)       (18,356)         (427)
Extraordinary loss, net of income tax benefit of $5,465......................             -              -         9,788
Cumulative effect of accounting change.......................................           311              -             -
                                                                                   --------       --------      --------
Net loss.....................................................................      $(30,325)      $(18,356)     $(10,215)
                                                                                   ========       ========      ========




                See notes to consolidated financial statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                                     1999        1998        1997
                                                                                  ----------  ----------  ----------
Cash Flows from Operating Activities:
Loss before extraordinary item...................................................   $(30,325)   $(18,356)  $    (427)
  Adjustments to reconcile loss before extraordinary item to net cash provided by (used in) operating activities:
        Depreciation and amortization............................................     30,916      28,032      24,082
        Postretirement benefit expenses, net of cash payments....................      3,053       2,762       2,229
        Deferred income tax provision (benefit)..................................      5,460      (2,859)     (3,148)
        Equity loss in joint venture.............................................      2,199         150
        Cumulative effect of accounting change...................................        311           -
        Net changes in assets and liabilities, excluding the effect of acquisitions:
                Receivables......................................................      1,473       2,357     (23,723)
                Inventories......................................................     (1,705)       (186)      2,351
                Reimbursable tooling costs.......................................     16,006      (4,885)      7,297
                Accounts payable and accrued liabilities.........................      1,740       9,041      11,192
                Other............................................................      1,019       3,564      (4,046)
                                                                                    --------    --------   ---------
                        Net cash provided by operating activities................     30,147      19,620      15,807
                                                                                    --------    --------   ---------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired.............................................          -        (340)    (72,434)
  Proceeds on sale of property, plant and equipment..............................        956           -
  Purchases of property, plant and equipment.....................................    (29,740)    (21,940)    (17,509)
                                                                                    --------    --------   ---------
                        Net cash used in investing activities....................    (28,784)    (22,280)    (89,943)
                                                                                    --------    --------   ---------
Cash Flows from Financing Activities:
  Net borrowings from revolving debt.............................................     26,000      12,500      11,500
  Repayment of long-term debt....................................................    (18,055)     (9,069)   (233,712)
  Principal payments on capital lease obligations................................       (202)       (227)       (244)
  Proceeds from issuance of long-term debt.......................................          -           -     305,000
  Cost of debt and equity financing..............................................     (1,365)          -     (16,424)
  Contribution from (payments to) stockholder....................................        (71)        269           -
                                                                                    --------    --------   ---------
                        Net cash provided by financing activities................      6,307       3,473      66,120
                                                                                    --------    --------   ---------
Effect of foreign currency rate fluctuations on cash.............................         70        (127)       (138)
                                                                                    --------    --------   ---------
Increase (decrease) in cash......................................................      7,740         686      (8,154)
Cash at beginning of the year....................................................      4,474       3,788      11,942
                                                                                    --------    --------   ---------
Cash at end of the year..........................................................   $ 12,214    $  4,474   $   3,788
                                                                                    ========    ========   =========



                See notes to consolidated financial statements.

                          CAMBRIDGE INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                     COMMON                      ACCUMULATED
                                                      STOCK                          OTHER
                               COMPREHENSIVE        $0.01 PAR      PAID-IN       COMPREHENSIVE         ACCUMULATED
                               INCOME (LOSS)          VALUE        CAPITAL          INCOME               DEFICIT           TOTAL
                               -------------       -----------    --------       ------------         -------------      ---------
December 31, 1996....                               $        -     $17,539            $ (87)            $ (79,593)       $ (62,141)
 Net loss..................       $(10,215)                                                               (10,215)         (10,215)
 Foreign currency
   translation adjustment,
   net of tax of $77.......           (138)                                            (138)                                  (138)
                                  --------
 Comprehensive
   income(loss)..........         $(10,353)
                                  ========          ----------     -------            -----             ---------        ---------
December 31, 1997....                                        -      17,539             (225)              (89,808)         (72,494)
 Capital contribution....                                              269                                                     269
 Net loss..................       $(18,356)                                                               (18,356)         (18,356)
 Foreign currency
   translation adjustment,
   net of tax of $57.......            (93)                                             (93)                                   (93)
 Minimum pension
   liability adjustment,
   net of tax of $91.......           (148)                                            (148)                                  (148)
                                  --------
 Comprehensive
   Income (loss)...........       $(18,597)
                                  ========          ----------     -------            -----             ---------        ---------
December 31, 1998                                   $        -     $17,808            $(466)            $(108,164)       $ (90,822)
 Repurchase of equity
  interest.................                                            (71)                                                    (71)
 Net loss..................       $(30,325)                                                               (30,325)         (30,325)
 Foreign currency
    translation adjustment             675                                              675                                    675
 Minimum pension liability
   adjustment, net of tax
   of $91..................            148                   -           -              148                     -              148
                                  --------          ----------     -------            -----             ---------        ---------
 Comprehensive loss               $(29,502)
                                  ========
December 31, 1999                                   $        -     $17,737            $ 357             $(138,489)       $(120,395)
                                                    ==========     =======            =====             =========        =========



               See notes to consolidated financial statements.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

CONSOLIDATION

  The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's investment in Dos Manos Technologies, a 48% owned joint venture in the United States, is accounted for under the equity method.

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

INVENTORIES

  Inventories are stated at standard cost, which approximates the lower of cost or market, as determined under the first-in, first-out method.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

GOODWILL AND OTHER INTANGIBLE ASSETS

  The Company recognizes goodwill on purchase business combinations for the amount by which the purchase price exceeds the fair value of the assets acquired and liabilities assumed. Goodwill is amortized on a straight-line basis over 15-25 years.

   Debt issuance costs of $10,713 and $11,655, net of accumulated amortization at December 31, 1999 and 1998, respectively, are amortized over the terms of the loan agreements. Debt issue cost amortization of $2,347, $1,955 and $978 for 1999, 1998 and 1997, respectively, has been included in interest expense.

IMPAIRMENT OF ASSETS

  The Company evaluates the potential impairment of goodwill on an ongoing basis and reviews property, plant, equipment, and certain identified intangibles for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Any impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 1999 and 1998, no significant impairment exists.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (dollars in thousands, except per share data)

ACCRUED COMMITMENTS UNDER LOSS CONTRACTS

  Accrued commitments under loss contracts are recorded based on management's estimate of the future profitability of sales contracts. The Company evaluates the profitability of its sales contracts on a vehicle platform basis. A vehicle platform represents one or more vehicles produced by one manufacturer utilizing common basic engineering and design features and common components. The Company records a reserve for loss contracts when management's estimate of expected costs exceeds the related estimated revenues. During 1999, the Company recorded a provision of $1,100 pursuant to this policy.

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

FINANCIAL INSTRUMENTS

   The Company carries its financial instruments, which include accounts receivable, accounts payable, indebtedness and an interest rate swap agreement, at cost which approximates fair value, except for certain indebtedness and the interest rate swap. The estimated gain on the swap contract at December 31, 1999 approximated $209 based upon estimated cash flows using December 31, 1999 interest rate information. The estimated fair value of the Company's senior subordinated notes at December 31, 1999 approximated $38,000, based on quoted market prices.

ENVIRONMENTAL CLAIMS

   The Company periodically evaluates the existence of contingent obligations related to environmental claims and clean-up costs, including claims related to Superfund sites where it may be identified as a potentially responsible party. Accruals are established whenever such obligations are considered probable, which would normally occur when a specific claim is asserted and a preliminary investigation is performed. The Company's accruals for environmental claims were not significant at December 31, 1999 and 1998.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STOCK-BASED COMPENSATION

  The Company accounts for stock-based compensation expense using the intrinsic value method of APB No. 25, ''Accounting for Stock Issued to Employees.'' The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ''Accounting for Stock-Based Compensation,'' which defines a fair value method of accounting for stock options and other equity instruments. In determining the fair value of stock options issued, the Company uses a risk-free rate, which approximates the rate on U.S. Treasury obligations with similar duration, and expected lives based on the provisions of the option agreements. As Holdings' stock currently does not include a dividend, dividend payments are not included in fair value determinations.

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

SUPPLEMENTAL CASH FLOW DISCLOSURES

  Income taxes paid totaled $280 and $1,340, in 1998 and 1997, respectively; interest payments totaled $33,557, $33,419 and $20,113 in 1999, 1998 and 1997, respectively.  There were no taxes paid in 1999.

  In 1997, the Company entered into a capital lease covering certain computer equipment and assumed capital lease obligations in conjunction with an acquisition. These obligations totaled $898. The Company also issued a note payable of $5,400 to the sellers in connection with its purchase of OC-Brazil
(as defined).   In 1998, the Company issued notes payable of $3,643 to insurance companies to fully insure all workers' compensation claims incurred in periods before April 1, 1998. The Company also issued a note payable of $1,550 to the seller in connection with its purchase of Livingston, Inc. in 1998.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999,  1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


RECLASSIFICATIONS

  Certain prior-year amounts have been reclassified to conform to 1999 presentation in the consolidated financial statements.

CHANGE IN ACCOUNTING PRINCIPLE

  The Company's adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. This statement requires companies to expense all previously captialized start-up costs upon adoption and requires all future start-up costs to be treated as period costs. In accordance with the provisions of the statement in the first quarter of 1999 the Company wrote off $311 of start-up costs associated with its Dos Manos Technologies joint venture.

2.   GOING CONCERN

     The Company's consolidated financial statements for the year ended December 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has been unable to comply with its debt covenants and has been unable to secure sufficient long-term financing to meet its operating needs. At December 31, 1999, current liabilities exceeded current assets by $208,832. The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Board of Directors of the Company has engaged advisors to facilitate the sale of the Company to a qualified buyer. Preliminary indications of interest have been obtained and prospective buyer due diligence activities are in progress. The Company's lenders have extended credit on a temporary basis to facilitate the sale process. Management is uncertain if proceeds from the expected sale of the Company will be sufficient to pay all creditors. The Company currently contemplates that if a Chapter 11 proceeding has not commenced prior to such sale, a buyer may require that a Chapter 11 proceeding be commenced to facilitate such sale. See Note 10 for additional information regarding the status of the Company's long-term debt and other matters at December 31, 1999.

3.   INVESTMENT IN DOS MANOS TECHNOLOGIES

     At December 31, 1999, the Company's investments included a 48% ownership in Mexican and Cambridge, L.L.C. (doing business as Dos Manos Technologies ("Dos Manos")), a minority business enterprise which produces interior trim parts for automotive OEMs. The Company accounts for its investment on the equity method. The Company's original investment in Dos Manos was $48. During 1999, the Company paid approximately $2,700 of costs on behalf of Dos Manos and recorded its share of operating losses of $2,199. The original investment and advances, net of the Company's share of operating losses recognized, is included in other long-term assets.

     Dos Manos began operations in late 1998. The table below sets forth summarized financial information for Dos Manos:

  December 31, 1999
  -----------------
  Current assets                      $10,247
  Noncurrent assets                     2,763
  Current liabilities                  10,065
  Noncurrent liabilities                7,660

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999,  1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Year Ended December 31, 1999
     ----------------------------

     Net sales         $   21,570
     Operating loss        (3,430)
     Net loss              (4,367)

  At December 31, 1999, the Company had trade receivables due from Dos Manos of approximately $870 and trade payables due to Dos Manos of $500. In addition, the Company recorded $415 of management fee income relating to Dos Manos during 1999.

  The Company has leased equipment under an operating lease with a seven year term expiring in 2005 with annual payments approximating $555. The equipment is being used by Dos Manos. In addition, the Company has provided a guarantee with respect to $245 of Dos Manos bank debt.


4.  ACQUISITIONS

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

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (dollars in thousands, except per share data)

  A summary of the Company's purchase price allocation for the Goodyear-Jackson and Eagle-Picher acquisitions follows:

                                                  Goodyear-Jackson     EAGLE- PICHER
                                                 ------------------  -----------------
  Receivables................................              $    41           $  9,027
  Inventories................................                1,796              4,328
  Reimbursable tooling costs (advances)......                8,131               (421)
  Deferred income taxes and other assets.....                2,115              5,026
  Property, plant and equipment..............               26,520             33,634
  Other assets...............................                3,823
  Goodwill...................................                5,362
  Accounts payable...........................               (2,678)            (2,458)
  Accrued liabilities........................               (6,891)           (12,477)
  Deferred income tax liability..............                                  (4,624)
                                                           -------           --------
     Net assets acquired.....................              $38,219           $ 32,035
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

  The following unaudited pro forma information presents certain operating data calculated to give pro forma effect to the acquisitions of PMC, Goodyear-Jackson, Eagle-Picher, and OC-Brazil, as if the acquisitions had taken place at the beginning of such period. The proforma impact of Livingston has been excluded as it is not significant.

                                              Year  ended
                                              -----------
                                             DECEMBER 31,
                                             ------------
                                                 1997
                                                 ----
                                              (unaudited)
                                              -----------
  Sales..................................       $499,427
  Income (loss) before extraordinary
          item...........................           (100)
  Net income (loss)......................         (9,922)


  Such pro forma data do not purport to represent what actual operating results would have been if the acquisitions had been consummated on the dates indicated or what such results will be for any future period.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5.    RECEIVABLES

  A summary of receivables at December 31 follows:

                                                                                       1999         1998
                                                                                    -----------  ----------
  Trade accounts..................................................................     $80,887     $81,558
  Other..........................................................................          845       1,362
                                                                                       -------     -------
     Total........................................................................      81,732      82,920
  Less--allowance for doubtful accounts...........................................      (5,333)     (2,404)
                                                                                       -------     -------
       Receivables, net...........................................................     $76,399     $80,516
                                                                                       =======     =======

6.    INVENTORIES

  A summary of inventories at December 31 follows:

                                                                                       1999        1998
                                                                                    ----------  ----------
  Finished goods..................................................................    $ 4,079     $ 4,890
  Work-in-process.................................................................      8,764       8,106
  Raw materials...................................................................     14,277      11,946
  Supplies........................................................................      1,670       1,571
                                                                                      -------     -------
     Total........................................................................     28,790      26,513
  Less--allowance for obsolescence and lower of cost or market reserve............     (1,460)       (888)
                                                                                      -------     -------
     Inventories, net.............................................................    $27,330     $25,625
                                                                                      =======     =======

7.  PROPERTY, PLANT AND EQUIPMENT

  A summary of property, plant and equipment at December 31 follows:

                                                                                        1999         1998
                                                                                    ------------  -----------
  Land and land improvements......................................................    $   5,746     $  5,675
  Buildings and building improvements.............................................       54,907       54,845
  Machinery, equipment and tooling................................................      223,581      203,408
  Furniture and fixtures..........................................................        5,705        5,785
  Construction in progress........................................................       19,858       13,529
                                                                                      ---------     --------
     Total........................................................................      309,797      283,242
  Less--accumulated depreciation..................................................     (117,476)     (89,904)
                                                                                      ---------     --------
     Property, plant and equipment, net...........................................    $ 192,321     $193,338
                                                                                      =========     ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.     OTHER ASSETS

  A summary of other assets at December 31 follows:

                                                                                               1999        1998
                                                                                            ----------  ----------
  Deferred financing costs (net of accumulated amortization of $5,280 and $2,933).........     $10,713     $11,655
  Goodwill (net of accumulated amortization of $2,218 and $1,623).........................       8,721       9,816
  Deferred tax asset......................................................................           -       1,682
  Favorable lease agreement (net of accumulated amortization of $473 and 282).............       3,350       3,541
  Intangible pension assets...............................................................       1,001       1,642
  Capitalized software costs (net of accumulated amortization of $616 and $123)...........         986       1,357
  Other...................................................................................       2,311       1,474
                                                                                               -------     -------
     Other assets.........................................................................     $27,082     $31,167
                                                                                               =======     =======

9.     ACCRUED LIABILITIES

  A summary of accrued liabilities at December 31 follows:

                                                                                               1999        1998
                                                                                            ----------  ----------
   Payroll and employee benefit related...................................................     $12,405     $10,687
   Accrued commitments under customer contracts...........................................       2,883       4,895
   Accrued interest.......................................................................       5,128       4,862
   Other..................................................................................       6,737       9,696
                                                                                               -------     -------
     Accrued liabilities..................................................................     $27,153     $30,140
                                                                                               =======     =======

10.    LONG-TERM DEBT

  Long-term debt at December 31 consisted of the following:

                                                                                                  1999          1998
                                                                                              ------------  ------------
  Revolving lines of credit...............................................................      $  50,000      $ 24,000
  Term loans..............................................................................        183,800       197,650
  Senior subordinated notes...............................................................        100,000       100,000
  Notes payable for acquisitions..........................................................          3,422         6,581
  Notes payable to insurance companies....................................................          1,475         3,643
  Capital leases..........................................................................            225           427
                                                                                                ---------      --------
     Total................................................................................        338,922       332,301
  Less--current portion...................................................................       (236,086)      (17,272)
                                                                                                ---------      --------
     Long-term debt, less current portion.................................................      $ 102,836      $315,029
                                                                                                =========      ========

   On July 10, 1997, the Company retired all previously outstanding debt with the proceeds from the issuance of $100,000 in senior subordinated notes (the "Notes") and borrowings under a new credit agreement, comprising $205,000 in term loans and $2,500 in draws under a revolving line of credit. As a result of the refinancing, the Company recorded an extraordinary item of $9,788 (net of tax), reflecting the write-off of deferred financing costs, unamortized discount and other costs upon early extinguishment of debt.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  The original July 10, 1997 credit agreement provided for maximum borrowings of $280,000, consisting of $205,000 in two term loans (in principal amounts of $70,000 and $135,000) and $75,000 under a revolving credit facility. The term loans mature on the fifth and eighth anniversaries of the credit agreement, respectively, and the revolving credit facility matures on the fifth anniversary of the credit agreement. Interest on borrowings under the credit agreement are calculated at an increment over a defined base rate. At December 31, 1999, the interest rate on $70,000 of the term debt was 9.75%; 10.25% on $135,000 of the term debt and a weighted average of 9.95% on the revolving line of credit. The line of credit includes a commitment fee on the average unused balance, which varies based on the Company's leverage ratio. The original July 10, 1997 credit agreement with Bankers Trust Company as the Agent and other institutions, together with subsequent amendments one through eight constitute the "Credit Agreement".

  Indebtedness under the Credit Agreement is collateralized by substantially all assets of the Company, a pledge of intercompany notes and a pledge of certain stock of the Company's subsidiaries.

  The Credit Agreement includes restrictive covenants which, among other things, require the Company to maintain (i) minimum levels of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), (ii) minimum interest coverage ratios, and (iii) maximum leverage ratios. The Credit Agreement also contains covenants limiting capital expenditures, additional indebtedness, dividends, transactions with affiliates, acquisitions and asset sales, prepayments of indebtedness, letters of credit amounts and liens.

  In September 1998, the Company entered into a Second Waiver and Amendment and in January 1999 the Company entered into a Third Waiver and Amendment pursuant to which certain restrictive covenants contained in the Credit Agreement were waived and amended. On February 23, 1999, the Company entered into a Fourth Waiver and Amendment to the Credit Agreement ("Fourth Amendment"). The Fourth Amendment provided for borrowings under the revolving line of credit of up to $65,000 throughout each month, with a maximum of $50,000 at any month end. The Fourth Amendment also limited letters of credit to $5,300 from the effective date of the amendment. The Fourth Amendment waived restrictive covenants as of December 31, 1998 and amended the covenants for periods through March 31, 2000. At various times during 1999, the Company entered into the Fifth and Sixth Waivers and Amendments to the Credit Agreement pursuant to which certain restrictive covenants contained in the Credit Agreement were waived and amended. As an inducement to the banks agreeing to the Sixth Waiver and Amendment, Holdings and the Company agreed to engage Morgan Stanley Dean Witter & Co. ("MSDW") for purposes of assisting Holdings and the Company with the sale of all or a portion of the Company's business or assets and to pay certain amendment fees related to the outstanding balances of all borrowings under the Credit Agreement. During March 2000, the Company entered into the Seventh Waiver and Amendment pursuant to which the Fourth Amendment requirement to reduce the month end revolving line of credit balance to $50,000 was waived for the month of February 2000.

  Also during March 2000, the Company entered into the Eighth Waiver and Amendment to the Credit Agreement ("Eighth Amendment") pursuant to which the Company and the Banks agreed to several waivers, revisions and amendments to certain restrictive covenants under the Credit Agreement, including the deferral of the Company's mandatory prepayments of principal. Certain restrictive covenants contained in the Credit Agreement were waived and amended through June 30,2000. As a condition to the Eighth Amendment becoming effective, the Company agreed to negotiate for and enter into agreements with certain of its OEM customers (the "Customer Agreements") whereby the OEMs agree as long as the Company is in compliance with the Customer Agreements (i) to provide accelerated payments of their accounts payable to the Company, (ii) not to resource the production of the Company's programs (iii) to waive set-off or payment abatement rights on certain of the OEM's accounts payable to the Company. The Company has entered into such Customer Agreements as required by the Banks. As a condition to entering into the Customer Agreement, the OEMs required the Company to obtain a standby financing commitment for debtor-in-possession financing in the event of a Chapter 11 insolvency proceeding involving the Company.

  In addition, to induce the Banks to enter into the Eighth Amendment, the Company (i) agreed to additional fees for the waiver (ii)reaffirmed its commitment to the sale process contemplated by the Sixth Amendment, and (iii) agreed, along with Holdings and the Guarantor of the Credit Agreement, to release the Banks and their agents under and pursuant to the Credit Agreement, from any and all claims, causes of action, or liabilities which are in any manner related to the Credit Agreement and any documents or enforcement activities related thereto.

  It is probable that the Company will be unable to meet the restrictive covenants subsequent to the waiver period, and accordingly, the outstanding debt under the Credit Agreement has been classified as current in the accompanying consolidated balance sheet at December 31, 1999. At February 29, 2000, the Company had drawn $65,000 under the revolving credit facility.

  The Notes are guaranteed by the Company's parent and the Company's domestic subsidiaries (see Note 19). The Notes are subordinated to the Company's obligations under the Credit Agreement. The Notes contain provisions such that a default in the Credit Agreement which is caused by a failure to pay amounts due at their stated maturity date or which results in the debt holders causing such amounts to be due prior to its final maturity, if not waived, would allow the Notes to be callable. The Notes bear interest at 10.25% and mature in 2007. They are required to be repurchased in the event of a change in control, as defined in the Notes agreement.

  Notes payable for acquisitions at December 31, 1999 represent amounts due to former owners of OC-Brazil and Livingston. A substantial portion of the notes payable due to OC-Brazil bear interest at a variable rate (LIBOR plus 3%) and is payable in installments that are calculated based on the earnings of OC-Brazil. The remaining notes outstanding are non-interest bearing and are payable in equal amounts each quarter through September 2000. The Company did not make all scheduled principal payments with respect to these notes during 1999, which accelerated the due date with respect to approximately $600 at December 31, 1999. The total amount outstanding with respect to these agreements, net of unamortized discount of approximately $700 at December 31, 1999, is $3,400.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  The notes payable to insurance companies represent amounts due from contracts entered into during 1998 to fully insure all workers' compensation claims incurred in periods before April 1, 1998. The notes are unsecured obligations of the Company. The notes bear interest at 8.25% and mature in July 2000. The terms of the notes require monthly principal and interest payments of $217.

  The Company entered into a three year interest rate swap agreement in accordance with the terms described in the Credit Agreement. At December 31, 1999, the Company had an interest rate swap with a notional amount of $50 million. Under the swap agreement, the Company will pay the counter-party interest at a rate of 5.75% and the counter-party will pay the Company interest at the three month LIBOR adjusted quarterly. If the three-month LIBOR equals or exceeds 6.75%, the Company will pay the counter-party at the three-month LIBOR. The maximum rate of interest the Company can pay under this agreement is 9.0%.

  The annual maturities of long-term debt, including principal payments on capital leases, at December 31, 1999 are as follows:

YEAR  ENDING
DECEMBER 31,
    2000  ........................................................................................     $236,086
    2001  ........................................................................................        2,812
    2002  ........................................................................................           10
    2003  ........................................................................................           10
    2004  ........................................................................................            4
    Thereafter  ..................................................................................      100,000
                                                                                                       --------

                                                                                                       $338,922
                                                                                                       ========

11.     OTHER LIABILITIES

        A summary of other liabilities at December 31 follows:

                                                                            1999    1998
                                                                           ------  ------
  Accrued commitments under acquired contracts................             $1,646   $1,664
  Minimum pension liability...................................                  -    1,881
                                                                           ------    -----
    Other liabilities.........................................             $1,646   $3,545
                                                                           ======   ======

12.     EMPLOYEE RETIREMENT BENEFITS

        Employee Retirement Plan

        The Company has two noncontributory defined benefit pension plans covering eligible employees at two of its plants. Pension benefits are based on participants' years of credited service. The Company's policy is to fund the minimum required annual contribution to the plans.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (dollars in thousands, except per share data)

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

EMPLOYEE RETIREMENT BENEFIT EXPENSE

  The Company's expense for pensions and postretirement health care was as follows:

                                                PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                            ------------------------  -------------------------
Costs Recognized in Income                    1999     1998    1997    1999     1998     1997
                                            --------  ------  ------  -------  -------  -------

Service cost..............................   $  968   $ 795   $ 930    $1,723   $1,396   $1,188
Interest cost.............................      467     378     143     2,056    1,855    1,582
Expected return on plan assets............     (435)   (342)   (272)        -        -        -
Amount of recognized (gain) loss..........               (4)      4       231      145      162
Amount of prior service cost recognized...      120     120       -         -        -        -
                                             ------   -----   -----    ------   ------   ------

Net pension/postretirement expense........   $1,120   $ 947   $ 805    $4,010   $3,396   $2,932
                                             ======   =====   =====    ======   ======   ======

In connection with the recognition of the minimum liability as required by SFAS No. 87, "Employer's Accounting for Pensions", during 1998 the Company has recorded an intangible asset of $1,642 included in Other Assets in the accompanying balance sheet, a $1,881 additional minimum liability included in Other Liabilities, and an equity reduction of $148 (net of related tax benefit of $91). Such amounts were not required at December 31, 1999.

                                                                PENSION  BENEFITS          POSTRETIREMENT BENEFITS
                                                                -----------------          -----------------------
Change in Benefit Obligation                                  1999           1998            1999             1998
                                                          ------------  --------------  ---------------  --------------
Benefit obligation at Jan. 1...............................  $ 6,025          $3,043          $31,264         $26,072
  Service cost.............................................      968             795            1,723           1,396
  Interest cost............................................      467             378            2,056           1,855
  Amendments...............................................        -           1,752                -               -
  Benefits paid............................................     (270)            (56)            (957)           (415)
  Actuarial (gains) losses.................................   (1,176)            113           (5,414)          2,356
                                                             -------          ------          -------         -------
Benefit obligation at Dec. 31                                $ 6,014          $6,025          $28,672         $31,264
                                                             -------          ------          -------         -------

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                                  ----------------              -----------------------
Change in Plan Assets                                           1999            1998              1999             1998
                                                          --------------  ---------------    ---------------   ------------
Fair value of plan assets at Jan. 1......................      $4,129          $ 3,335                -          $      -
Actual return on plan assets.............................         228              455                -                 -
Company contribution.....................................       1,845              394              957               415
Benefits paid............................................        (270)             (55)            (957)             (415)
                                                               ------          -------         --------          --------

Fair value of plan assets at Dec. 31.....................      $5,932          $ 4,129         $      -          $      -
                                                               ------          -------         --------          --------
Funded Status of Plan

Plan assets in excess of (less than) projected
  benefits............................................         $  (82)         $(1,896)        $(28,672)         $(31,264)
Unamortized net transition liability..................          1,642            1,642
Unrecognized prior service cost.......................           (120)                                                  -
Unrecognized net actuarial (gain) loss................           (707)             239            2,188             7,833
                                                               ------          -------         --------          --------
Net asset (liability) recognized......................         $  733          $   (15)        $(26,484)         $(23,431)
                                                               ------          -------         --------          --------

Amounts recognized in the balance sheet

Other assets.........................................          $1,001          $     -         $      -          $      -
Deferred tax asset...................................               -               91                -                 -
Intangible asset.....................................               -            1,642                -                 -
Accrued liabilities..................................            (268)             (15)         (26,484)         $(23,431)
Additional minimum liability.........................               -           (1,881)               -
Accumulated other comprehensive income...............               -              148                -                 -
                                                               ------          -------         --------          --------
Net amount recognized................................          $  733          $   (15)        $(26,484)         $(23,431)
                                                               ======          =======         ========          ========



                                                              PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                       ------------------------------  ------------------------------
Assumptions as of December 31                               1999            1998            1999            1998
                                                       --------------  --------------  --------------  --------------
Discount rate..................................                 7.75%           6.75%           7.75%           6.75%
Expected return on assets......................                10.00%          10.00%
Health care cost trend rate....................                                                 5.00%           5.00%


  A one percentage point increase each year in the assumed healthcare cost trend rate would increase the accumulated postretirement obligation at December 31, 1999 by 13.1% and the service and interest cost components of net periodic postretirement benefit cost for 1999 by 13.7%.

DEFINED CONTRIBUTION PLAN

  The Company sponsors 401(k) retirement plans for substantially all of its employees, which allow employees to contribute up to a specified percentage of their compensation into tax deferred accounts. The Company recorded expense for its contributions to these plans of $1,772, $780, and $932 in 1999, 1998, and 1997, respectively.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.    INCOME TAXES

  The income tax provision (benefit) for 1999, 1998 and 1997 consists of the following components:

                                           1999        1998         1997
                                       ----------  -----------  -----------
  Current provision (benefit).......     $(1,008)     $ 3,484      $ 2,910
  Deferred provision (benefit)......       5,460       (2,859)      (3,148)
                                         -------      -------      -------
  Income tax expense (benefit)......     $ 4,452      $   625      $  (238)
                                         =======      =======      =======

  A reconciliation of the Company's statutory and effective income tax rates follows:


                                                                 1999        1998       1997
                                                              ----------  ----------  --------
   Applicable statutory tax rate  .........................       (35)%       (34)%     (34)%
   State income taxes  ....................................     (   4)         (6)       (2)
   Permanent differences...................................         2           4
   Foreign tax rate difference.............................     (   1)          2
   Valuation allowance.....................................        59          31
   Other, net..............................................        (4)          7         -
                                                                -----        ----      ----
   Effective tax rate  ....................................        17%          4%     (36)%
                                                                  ====        ====      ====

  The components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                           1999                          1998
                                               ----------------------------  -----------------------------
                                                 DEFERRED       DEFERRED       DEFERRED       DEFERRED
                                               ------------  --------------  ------------  ---------------
                                                INCOME TAX     INCOME TAX     INCOME TAX     INCOME TAX
                                               ------------  --------------  ------------  ---------------
                                                LIABILITY        ASSET        LIABILITY         ASSET
                                               ------------  --------------  ------------  ---------------
   Property, plant and equipment, net  ......       $28,215       $      -        $25,036         $     -
   Accrued liabilities  .....................                        7,324                          5,336
   Postretirement health care benefits  .....                        9,363                          8,526
   Alternative minimum tax credit
     carryforwards  .........................                        2,739                          2,774
   Foreign tax credit carryforwards..........                          690                            690
   Net operating loss carryforwards  ........                       24,839                         14,743
   Other.....................................                        6,217                          3,888
   Less valuation allowance..................             -        (22,957)                        (5,460)
                                                    -------       --------   ------------         -------
   Total.....................................       $28,215       $ 28,215        $25,036         $30,497
                                                    =======       ========   ============         =======

  The Company has net operating loss carryforwards with potential future tax benefits of $ 24,839 for federal income tax purposes and $ 2,462 for state income tax purposes at December 31, 1999. The federal net operating losses expire during the years 2012 through 2019 and the state net operating losses expire during the years 2013 through 2019. In addition, the Company has alternative minimum tax credit carryforwards aggregating $2,739 at December 31, 1999, which can be carried forward indefinitely. The Company also has $690 of foreign tax credit carryforwards. A valuation allowance has been established due to the uncertainty of realizing deferred income tax assets.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  If the Company experiences a change in ownership within the meaning of Section 382 of the Internal Revenue Code, an annual limitation could be placed upon the Company's ability to realize the benefits of its net operating loss carryforwards.


14.  STOCKHOLDER'S DEFICIT

  Each of the 1,000 shares of the Company's outstanding common stock is owned by Holdings. The following summarizes the rights of the various classes of the Holdings' preference and common stock.


PREFERENCE STOCK

  Preference stock, which is nonvoting, contains a liquidation premium equal to $18,150 per share, plus a yield equal to 9.1% per year of such liquidation amount, measured from December 1995. Such liquidation amount is payable upon liquidation, sale of the Company, or upon the completion of an initial public offering of Holdings' common stock. There were 1,000 shares of preference stock outstanding at December 31, 1999 and 1998.


CLASS P COMMON STOCK

  Class P common stock is voting stock, which includes a liquidation preference equal to $250 per share, if the Company's net sales exceed $505,000 for any previous year or $125 per share, if the Company's net sales exceed $405,000 for any previous year. Class P common stock has no liquidation preference if neither of these conditions is achieved. There were 45,000 shares of Class P common stock outstanding at December 31, 1999 and 1998.


CLASS L COMMON STOCK

  Class L common stock is voting stock, which includes a liquidation preference equal to $1,307 per share plus a 10% yield per year on such liquidation amount measured from December 1995. There were 25,439 shares and 25,591 shares of Class L common stock issued and outstanding at December 31, 1999 and 1998, respectively.

CLASS A COMMON STOCK

  Class A common stock is voting stock, but contains no liquidation preference. There were 63,640 and 64,247 shares of Class A common stock issued and outstanding at December 31, 1999 and 1998, respectively.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  In 1996, warrants were issued to certain shareholders and lenders to acquire 2,160 shares of Holdings' Class A common stock at $3.30 per share and 540 shares of Holdings' Class L common stock at $1,307 per share. The warrants are exercisable through November 2005. The fair value of the warrants was recorded as an increase to additional paid-in capital during 1996.


ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of components of accumulated other comprehensive income follows:


                                                                                                                    TOTAL
                                                                       FOREIGN                                   ACCUMULATED
                                                                       CURRENCY           MINIMUM                   OTHER
                                                                      TRANSLATION         PENSION                COMPREHENSIVE
                                                                      ADJUSTMENT         LIABILITY                  INCOME
                                                                      ----------         ---------               -------------
December 31, 1998...........................................            $(318)              $(148)                    $(466)
  1999 Change                                                             675                 148                       823
                                                                        -----               -----                     -----
December 31, 1999...........................................            $ 357               $   -                     $ 357
                                                                        =====               =====                     =====


15.  STOCK-BASED COMPENSATION

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

  For purposes of SFAS 123 disclosures, the Company estimates the fair value of each option grant on the date of grant using the minimum value option-pricing method with the following weighted-average assumptions used for grants in 1999 and 1998: zero volatility, dividend yield rate of zero, as Holdings does not pay dividends on its common stock, risk-free interest rates of approximately 6.0%, representing rates on U.S. Treasury obligations with similar duration, and an expected life of 5 years. Options granted in 1999 had exercise prices in excess of market value at the date of grant.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  A summary of option activity for 1999, 1998 and 1997, follows:

                                                         1999                 1998               1997
                                                 -----------------   -----------------  -------------------
                                                          WEIGHTED-          WEIGHTED-          WEIGHTED-
                                                          ---------          ---------          ---------
                                                           AVERAGE            AVERAGE            AVERAGE
                                                           -------           ---------          ---------
                                                           EXERCISE           EXERCISE           EXERCISE
                                                           --------           --------           --------
                                                 SHARES     PRICE   SHARES      PRICE   SHARES    PRICE
                                                 ------     -----   ------      -----   ------    -----
   Outstanding at beginning of year  .........   20,145     $275.43  20,145    $275.43  15,845    $240.21
   Granted  ..................................    9,107       91.57                      4,300     405.22
   Exercised .................................
   Forfeited or expired  .....................     (900)     405.22       -          -
                                                 ------     -------  ------    -------  ------    -------
   Outstanding at end of year  ...............   28,352     $212.26  20,145    $275.43  20,145    $275.43
                                                 ======              ======             ======

   Exercisable at year end  ..................    9,553               9,914              6,439
   Weighted average fair value of options
      granted during the year  ...............              $     -            $     -            $  0.81


  The following table summarizes information about stock options outstanding at December 31, 1999:


                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      ---------------------------------------------------  ------------------------
                                           WEIGHTED
                                           --------
                                        AVERAGE EXERCISE    WEIGHTED                     WEIGHTED
                                        ---------------    ---------                     --------
        RANGE OF         NUMBER           REMAINING         AVERAGE         NUMBER        AVERAGE
        --------         ------           ---------        ---------       --------      ---------
    EXERCISE PRICES   OUTSTANDING      CONTRACTUAL LIFE   EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
    ---------------   -----------      ----------------   --------------  -----------   --------------
       $  3.30          17,729                6.8            $  3.30         8,737       $  3.30
        312.13           3,961                6.0             312.13             -        312.13
        642.13           5,312                6.0             642.13           408        642.13
        972.13           1,350                5.9             972.13           408        972.13


16.  RELATED PARTY TRANSACTIONS

  Management and advisory services are provided by an affiliate of certain shareholders of Holdings, under an agreement which requires an annual fee of $950, plus certain other contingent fees. Total fees charged to the Company by such affiliate during 1999, 1998, and 1997 were approximately $1,173, $1,015 and $6,475 respectively. As of December 31, 1999 and 1998 the Company owed $295 and $249, respectively to such affiliate. The Company also leases certain equipment from an affiliate of Holdings; total fees charged to the Company by such affiliate were approximately $393, $386 and $250 in 1999, 1998 and 1997, respectively. The Company has a $250 minimum commitment for such services in 2000. Another affiliate of Holdings was paid $20 in 1999 for various services.

  Certain legal services were provided by an affiliate of a director of the Company. Total fees charged to the Company by such affiliate were approximately $729, $1,175 and $1,900 in 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998 the Company owed $75 and $670 , respectively.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


17.  COMMITMENTS AND CONTINGENCIES

  During 1999 and 1998, the Company entered into equipment leases which are classified as capital leases. Assets under capital leases at December 31, 1999 are as follows:

   Equipment................................................................................    $1,000
   Accumulated amortization.................................................................      (798)
                                                                                                ------
                                                                                                $  202
                                                                                                ======

  The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense for the Company totaled approximately, $6,905, $5,965 and $4,383 during 1999, 1998 and 1997, respectively.

  Minimum payments for operating leases having initial or remaining noncancellable lease terms in excess of one year at December 31, 1999 are summarized below:

              YEAR ENDING
              -----------
              DECEMBER 31
              -----------
    2000................................    $ 5,630
    2001................................      4,515
    2002................................      2,966
    2003................................      2,214
    2004................................      2,065
    Thereafter..........................      1,834
                                            -------
       Total............................    $19,224
                                            -------

  The Company has letters of credit outstanding of $4,650 at December 31, 1999.

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

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18.  BUSINESS SEGMENTS

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

     The Company's businesses are organized, managed, and internally reported as three segments. The segments, which are based on differences in customers and products, technologies and services, as determined by the primary product of the related facility, are Automotive and Light Truck, Commercial Truck, and Industrial and Non-Automotive. The Automotive and Light Truck Industry Segment produces molded engineered plastic components for automotive original equipment manufacturers. This segment primarily supplies components for automotive interiors, exteriors, and power trains. The Commercial Truck Industry Segment produces molded-engineered plastics for the commercial transportation industry. The segment primarily supplies external body panel components for class 4 through class 8 commercial trucks. The Industrial and Non-Automotive Segment produces various plastic components for the agricultural, appliance, commercial construction, and recreational transportation industries. Net sales by segment exclude inter-segment sales. Operating income consists of net sales less applicable operating costs and expenses related to those sales. The Company's general corporate expenses are excluded from segment operating income. Earnings before interest, taxes, depreciation and amortization ("EBITDA") by segment consists of operating income, other expense (income) net, adjusted for interest, taxes, depreciation, and amortization. Identifiable assets by segment are those assets that are used in the operations of each segment. General corporate assets are those not identifiable with the operations of a segment. The Company is not dependent on any single product or market.

     The Company's major customers include automotive and commercial truck original equipment manufacturers. The percentage of sales of each of these major customers to total consolidated sales for the three year periods 1999, 1998, and 1997, respectively, are as follows: Ford, 25.4%, 25.9%, and 27.2%; General Motors, 25.3%, 21.9% and 21.7%, DaimlerChrysler, 11.8%, 10.0% and 11.2%; and Freightliner, 13.1%, 8.8 % and 9.8%.

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                         BUSINESS SEGMENT INFORMATION

                                                          Commercial                          Corporate and
                                                       -----------------                    ----------------
                           Year          Automotive          Truck          Industrial         Unallocated       Total Company
                        ---------      -------------   -----------------  ----------------  ----------------    ---------------
Net sales                  1999          $296,160          $223,492           $21,451            $      -           $541,103
                           1998           252,398           203,068            31,718                                487,184
                           1997           248,438           163,647            14,009                                426,094

Operating income*          1999            19,559            11,752            (2,792)            (16,622)            11,897
                           1998            19,517             9,688              (325)            (15,192)            13,688
                           1997            30,251            12,826             1,478             (17,240)            27,315
Equity in loss of
   joint venture           1999             2,199                                                                      2,199
                           1998               150                                                                        150

EBITDA**                   1999            34,261            23,793            (1,341)            (15,672)            41,041
                           1998            33,358            21,936             1,015             (14,034)            42,275
                           1997            42,543            23,426             1,832             (16,348)            51,453

Assets  ***                1999           212,703           102,366            18,021              10,678            343,768
                           1998           189,370           127,194            16,213              31,045            363,822
                           1997           195,436           127,100             9,776              37,172            369,484

Depreciation and           1999            16,074            12,081             1,451               1,310             30,916
amortization               1998            13,193            12,826             1,385                 628             28,032
                           1997            12,580            10,457               354                 691             24,082


Capital expenditures       1999            18,029             7,813             3,850                  48             29,740
                           1998            14,782             6,332               463                 363             21,940
                           1997            11,261             5,027                                 1,221             17,509

*Operating income includes unallocated corporate overhead expenses.

** EBITDA includes operating income, other expense (income) net, adjusted for interest, taxes, depreciation, and amortization.

***Segment assets primarily include accounts receivable; inventory, property, plant and equipment - net, goodwill and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents, deferred financing costs, deferred income taxes, unallocated goodwill, certain investments, other assets, and certain unallocated property, plant and equipment, net of unapplied accounts receivable credits.

The following table reconciles EBITDA to pretax loss:

                                           1999               1998              1997
                                     -----------------  ----------------  ----------------
EBITDA                                  $   41,041          $ 42,275           $51,453
Less:
Depreciation and amortization               30,916            28,032            24,082
Interest expense                            35,687            31,974            28,036
                                        ----------          --------           -------
Pretax income (loss)                    $  (25,562)         $(17,731)          $  (665)
                                        ==========          ========           =======

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


GEOGRAPHIC AREAS

Export sales and certain income and expense items are reported within the geographic area where the final sales to customers are made.

                                            GEOGRAPHIC INFORMATION

                     Year       United States       Canada          Mexico            Other         Total Company
                   ---------  -----------------  -------------  ---------------  ---------------  -----------------
Net sales           1999           $443,754        $78,015          $13,338          $ 5,996           $541,103
                    1998            406,914         58,850           10,967           10,453            487,184
                    1997            375,907         41,907            3,922            4,358            426,094

Operating           1999              9,630          1,816              311              140             11,897
income              1998             11,433          1,653              308              294             13,688
                    1997             24,098          2,686              251              280             27,315


EBITDA              1999             33,714          5,873            1,004              450             41,041
                    1998             35,310          5,107              952              906             42,275
                    1997             45,393          5,060              474              526             51,453

Identifiable        1999            332,228          4,508            3,627            3,405            343,768
assets              1998            355,789          2,345                -            5,688            363,822
                    1997            357,961          4,379                -            7,144            369,484



19.  CONDENSED CONSOLIDATING INFORMATION

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

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                                               NON-GUARANTOR   GUARANTOR       ELIMINATIONS/
                                                               -------------  ------------    --------------
                                                    PARENT     SUBSIDIARIES    SUBSIDIARY       ADJUSTMENTS     CONSOLIDATED
                                                  ----------   -------------  ------------    --------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current assets
        Cash.....................................  $  10,793         $ 1,421  $          -          $     -      $  12,214
        Receivables  ............................     74,672           5,033             -           (3,306)        76,399
        Inventories  ............................     25,723           1,607             -                -         27,330
        Reimbursable tooling costs  .............      6,388             520             -                -          6,908
        Prepaid expenses and other  .............      1,430              84             -                -          1,514
                                                   ---------         -------  ------------          -------      ---------
                Total current assets  ...........    119,006           8,665             -           (3,306)       124,365
Property, plant and equipment, net  .............    189,831           2,490             -                -        192,321
Other long-term assets  .........................     27,018              64             -                -         27,082
Investment in consolidated subsidiaries  ........      5,675               -             -           (5,675)             -
                                                   ---------         -------  ------------          -------      ---------
                Total assets  ...................  $ 341,530         $11,219  $          -          $(8,981)     $ 343,768
                                                   =========         =======  ============          =======      =========

Liabilities and stockholder's equity (deficit)
Current liabilities
        Current portion of long-term debt  ......  $ 235,386         $   700  $          -          $     -      $ 236,086
        Accounts payable  .......................     71,964           1,300             -           (3,306)        69,958
        Accrued liabilities  ....................     26,688             465             -                -         27,153
                                                   ---------         -------  ------------          -------      ---------
                Total current liabilities  ......    334,038           2,465             -           (3,306)       333,197
Noncurrent liabilities
        Long-term debt  .........................    100,114           2,722             -                -        102,836
        Postretirement healthcare benefits  .....     26,484               -             -                -         26,484
        Other liabilities  ......................      1,646               -             -                -          1,646
                                                   ---------         -------  ------------          -------      ---------
                Total liabilities  ..............    462,282           5,187             -           (3,306)       464,163
                                                   ---------         -------  ------------          -------      ---------
Stockholder's equity (deficit)
        Common stock  ...........................          -               -             -                -              -
        Paid-in capital  ........................     17,737           5,257             -           (5,257)        17,737
        Accumulated other comprehensive income...          -             357             -                -            357
        Retained earnings (accumulated deficit)..   (138,489)            418             -             (418)      (138,489)
                                                   ---------         -------  ------------          -------      ---------
                Total stockholder's equity
                (deficit)   .....................   (120,752)          6,032             -           (5,675)      (120,395)
                                                   ---------         -------  ------------          -------      ---------
                Total liabilities and equity
                (deficit)........................  $ 341,530         $11,219  $          -          $(8,981)     $ 343,768
                                                   =========         =======  ============          =======      =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                                               NON-GUARANTOR    GUARANTOR       ELIMINATIONS/
                                                               --------------  ------------    --------------
                                                    PARENT      SUBSIDIARIES    SUBSIDIARY       ADJUSTMENTS     CONSOLIDATED
                                                   ---------    -------------   -----------     -------------    -------------
                                                                           (DOLLARS IN THOUSANDS)

ASSETS
Current assets
        Cash.....................................  $   4,141         $   333   $          -          $     -      $   4,474
        Receivables  ............................     74,310           6,206              -                -         80,516
        Inventories  ............................     23,745           1,880              -                -         25,625
        Reimbursable tooling costs  .............     22,590             324              -                -         22,914
        Deferred income taxes and other  ........      5,703              85              -                -          5,788
                                                   ---------         -------   ------------  ---------------      ---------
                Total current assets  ...........    130,489           8,828              -                -        139,317
Property, plant and equipment, net  .............    189,559           3,779              -                -        193,338
Other long-term assets  .........................     31,080              87              -                -         31,167
Investment in consolidated subsidiaries  ........      6,395               -              -           (6,395)             -
                                                   ---------         -------   ------------  ---------------      ---------
                Total assets  ...................  $ 357,523         $12,694   $          -          $(6,395)     $ 363,822
                                                   =========         =======   ============  ===============      =========

Liabilities and stockholder's equity (deficit)
Current liabilities
        Current portion of long-term debt  ......  $  16,729         $   543   $          -          $     -      $  17,272
        Accounts payable  .......................     64,073           1,154              -                -         65,227
        Accrued liabilities  ....................     29,739             401              -                -         30,140
                                                   ---------         -------   ------------  ---------------      ---------
                Total current liabilities  ......    110,541           2,098              -                -        112,639
Noncurrent liabilities
        Long-term debt  .........................    310,510           4,519              -                -        315,029
        Workers' compensation  ..................          -               -              -                -              -
        Postretirement healthcare benefits  .....     23,431               -              -                -         23,431
        Other liabilities  ......................      3,545               -              -                -          3,545
                                                   ---------         -------   ------------  ---------------      ---------
                Total liabilities  ..............    448,027           6,617              -                -        454,644
                                                   ---------         -------   ------------  ---------------      ---------
Stockholder's equity (deficit)
        Common stock  ...........................          -               -              -                -              -
        Paid-in capital  ........................     17,808           5,257              -           (5,257)        17,808
        Accumulated other comprehensive income...       (148)           (318)             -                -           (466)
        Retained earnings (accumulated deficit)..   (108,164)          1,138              -           (1,138)      (108,164)
                                                   ---------         -------   ------------  ---------------      ---------
                Total stockholder's equity
                (deficit)   .....................    (90,504)          6,077              -           (6,395)       (90,822)
                                                   ---------         -------   ------------  ---------------      ---------
                Total liabilities and equity
                (deficit)........................  $ 357,523         $12,694   $          -          $(6,395)     $ 363,822
                                                   =========         =======   ============  ===============      =========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999


                                                           NON-GUARANTOR     GUARANTOR       ELIMINATIONS/
                                              PARENT        SUBSIDIARIES     SUBSIDIARY       ADJUSTMENTS      CONSOLIDATED
                                             ----------   ----------------  -------------  ------------------  -------------
                                                                       (dollars in thousands)
Sales.....................................    $529,587           $11,516   $           -  $                -      $541,103
Cost of sales  ...........................     474,215            10,464               -                   -       484,679
                                              --------           -------   -------------  ------------------      --------
Gross profit  ............................      55,372             1,052               -                   -        56,424
Selling, general and administrative
     expenses  ...........................      42,937             1,590               -                   -        44,527
                                                ------           -------   -------------  ------------------      --------
Income from operations  ..................      12,435              (538)              -                   -        11,897
Other expense (income)
  Interest expense  ......................      35,112               575               -                   -        35,687
  Equity loss in joint venture  ..........       2,199                                                               2,199
  Other, net  ............................        (427)                -               -                   -          (427)
                                              --------           -------   -------------  ------------------      --------
Loss before income tax and cumulative.....                                             -                   -
 effect of cumulative effect of
 accounting change  ......................     (24,449)           (1,113)                                          (25,562)
Income tax expense  ......................       4,352               100               -                   -         4,452
                                              --------           -------   -------------  ------------------      --------
Loss before cumulative effect of
 accounting change........................     (28,801)           (1,213)                                          (30,014)

Cumulative effect of accounting
 change...................................         311                 -               -                   -           311
                                              --------           -------   -------------  ------------------      --------
Loss before equity in income of
 consolidated subsidiaries  ..............     (29,112)           (1,213)              -                   -       (30,325)
Equity in loss of consolidated
 subsidiaries.............................      (1,213)                -               -               1,213             -
                                              --------           -------   -------------  ------------------      --------
Net loss  ................................    $(30,325)          $(1,213)  $           -  $            1,213      $(30,325)
                                              ========           =======   =============  ==================      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                      NON-GUARANTOR    GUARANTOR       ELIMINATIONS/
                                             PARENT   SUBSIDIARIES     SUBSIDIARY       ADJUSTMENTS         CONSOLIDATED
                                          ----------  -------------   -----------   ------------------      -------------
                                                                        (DOLLARS IN THOUSANDS)
Sales...................................    $470,931      $16,253     $           -  $                -        $487,184
Cost of sales  .........................     418,245       14,475                 -                   -         432,720
                                            --------      -------     -------------  ------------------        --------
Gross profit  ..........................      52,686        1,778                 -                   -          54,464
Selling, general and administrative
     expenses...........................      39,152        1,624                 -                   -          40,776
                                              ------      -------     -------------  ------------------        --------
Income from operations  ................      13,534          154                 -                   -          13,688
Other expense (income)
  Interest expense  ....................      31,710          264                 -                   -          31,974
  Other, net  ..........................        (553)          (2)                -                   -            (555)
                                            --------      -------     -------------  ------------------        --------
Loss before income tax  ................     (17,623)        (108)                -                   -         (17,731)
Income tax expense  ....................         328          297                 -                   -             625
                                            --------      -------     -------------  ------------------        --------
Loss before equity in income of
 consolidated subsidiaries  ............     (17,951)        (405)                -                   -         (18,356)
Equity in loss of consolidated
 subsidiaries...........................        (405)           -                 -                 405               -
                                            --------      -------     -------------  ------------------        --------

Net loss  ..............................    $(18,356)     $  (405)    $           -  $              405        $(18,356)
                                            ========      =======     =============  ==================        ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                                                                 NON-GUARANTOR    GUARANTOR        ELIMINATIONS/
                                                     PARENT      SUBSIDIARIES     SUBSIDIARY        ADJUSTMENTS    CONSOLIDATED
                                                     ------     --------------   ------------      -------------   ------------
                                                                             (DOLLARS IN THOUSANDS)
Sales..........................................      $413,536          $12,558       $      -          $     -       $426,094
Cost of sales  ................................       357,439            9,598              -                -        367,037
                                                     --------          -------      ---------          -------       --------
Gross profit  .................................        56,097            2,960              -                -         59,057
Selling, general and administrative
 expenses......................................        31,239              957              -             (454)        31,742
                                                     --------          -------     ----------          -------       --------
Income from operations  .......................        24,858            2,003              -              454         27,315
Other expense (income)
    Interest expense  ...........................      27,941               95                                         28,036
    Other, net  .................................        (431)             (79)             -              454            (56)
                                                     --------          -------     ----------          -------       --------
Income (loss) before income tax  ..............        (2,652)           1,987              -                -           (665)
Income tax expense (benefit)  .................          (951)             713              -                -           (238)
                                                     --------          -------     ----------          -------       --------
Income (loss) before extraordinary item  ......        (1,701)           1,274              -                -           (427)
Extraordinary loss  ...........................         9,788                                                           9,788
                                                     --------          -------     ----------          -------       --------
Income (loss) before equity in income of
 consolidated subsidiaries  ...................       (11,489)           1,274              -                -        (10,215)
Equity in income of consolidated
 subsidiaries  ................................         1,274                -              -           (1,274)             -
                                                     --------          -------   ------------          -------       --------
Net income (loss)  ............................      $(10,215)         $ 1,274   $          -          $(1,274)      $(10,215)
                                                     ========          =======   ============          =======       ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                         NON-GUARANTOR     GUARANTOR
                                                           PARENT        SUBSIDIARIES      SUBSIDIARY     CONSOLIDATED
                                                           ------        -------------     ----------     ------------
                                                                            (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities  ...   $ 30,454             $ (307)  $           -        $ 30,147
Cash flows from investing activities
Proceeds on sale of property, plant and equipment  .....        956                                                956
Purchases of property, plant and equipment  ............    (29,383)              (357)              -         (29,740)
                                                           --------             ------   -------------        --------
  Net cash used in investing activities  ...............    (28,427)              (357)              -         (28,784)
                                                           --------             ------   -------------        --------
Cash flows from financing activities
Net borrowings from revolving debt  ....................     26,000                  -               -          26,000
Repayment of long-term debt and capital leases .........    (18,597)               340               -         (18,257)
Cost of debt and equity financing  .....................     (1,365)                 -               -          (1,365)
Payments to stockholder  ...............................        (71)                 -               -             (71)
                                                           --------             ------   -------------        --------
  Net cash provided by financing activities  ...........      5,967                340               -           6,307
                                                           --------             ------   -------------        --------
Effect of foreign currency rate fluctuations on cash....         70                  -               -              70
 .......................................................   --------             ------   -------------        --------
Net increase in cash  ..................................      8,064               (324)                          7,740
Cash at beginning of period  ...........................      3,431              1,043               -           4,474
                                                           --------             ------   -------------        --------
Cash at end of period  .................................   $ 11,495             $  719   $           -        $ 12,214
                                                           ========             ======   =============        ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                                             NON-GUARANTOR     GUARANTOR
                                                                 PARENT       SUBSIDIARY       SUBSIDIARY     CONSOLIDATED
                                                                 ------      -------------    -------------   ------------
                                                                                  (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities ......      $ 20,834       $ (1,214)       $          -      $ 19,620
Cash flows from investing activities
Acquisitions, net of cash required .......................          (340)             -                   -          (340)
Purchases of property, plant and equipment ...............       (21,602)          (338)                  -       (21,940)
                                                                --------       --------       -------------      --------
  Net provided by (cash used) in investing
         activities ......................................       (21,942)          (338)                  -       (22,280)
                                                                --------       --------       -------------      --------
Cash flows from financing activities
Net borrowings from revolving debt .......................        12,500              -                   -        12,500
Repayment of long-term debt ..............................        (8,939)          (130)                  -        (9,069)
Principal payments on capital lease obligations ..........          (227)             -                   -          (227)
Contribution by stockholders .............................           269              -                   -           269
                                                                --------       --------       -------------      --------
  Net cash provided by (used in) financing
          activities .....................................         3,603           (130)                  -         3,473
                                                                --------       --------       -------------      --------
Effect of foreign currency rate fluctuations on cash .....             -           (127)                  -          (127)
                                                                --------       --------       -------------      --------
Net increase (decrease) in cash ..........................         2,495         (1,809)                  -           686
Cash at beginning of period ..............................         1,646          2,142                   -         3,788
                                                                --------       --------       -------------      --------
Cash at end of period ....................................      $  4,141       $    333        $          -      $  4,474
                                                                ========       ========       =============      ========

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

                                                                       NON-GUARANTOR   GUARANTOR
                                                              PARENT     SUBSIDIARY    SUBSIDIARY  CONSOLIDATED
                                                              ------   -------------   ----------  ------------
                                                                           (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities .....   $  17,663    $  (1,856)   $         -   $  15,807
                                                            ---------    ---------    -----------   ---------
Cash flows from investing activities
Acquisitions, net of cash acquired ......................     (72,434)     (72,434)
Purchases of property, plant and equipment ..............     (17,498)         (11)                   (17,509)
                                                            ---------    ---------    -----------   ---------
  Net cash used in investing activities .................     (89,932)         (11)             -     (89,943)
                                                            ---------    ---------    -----------   ---------
Cash flows from financing activities
Net borrowings from revolving debt ......................      11,500       11,500
Repayment of long-term debt .............................    (233,712)    (233,712)
Principal payments on capital lease obligations .........        (244)        (244)
Proceeds from issuance of long-term debt ................     305,000      305,000
Cost of debt and equity financing .......................     (16,424)     (16,424)
                                                            ---------    ---------    -----------   ---------
  Net cash provided by financing activities .............      66,120            -              -      66,120
                                                            ---------    ---------    -----------   ---------
Effect of foreign currency rate fluctuations on cash ....        (138)        (138)
                                                            ---------    ---------    -----------   ---------
Net decrease in cash ....................................      (6,149)      (2,005)             -      (8,154)
Cash at beginning of period .............................       7,795        4,147                     11,942
                                                            ---------    ---------    -----------   ---------
Cash at end of period ...................................   $   1,646    $   2,142    $             $   3,788
                                                            =========    =========    ===========   =========

Supplemental disclosure of noncash financing transaction:
Notes payable issued in connection with acquisition .....   $       -    $   5,400    $         -   $   5,400
                                                            =========    =========    ===========   =========

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholder of Cambridge Industries, Inc.

Our audits of the consolidated financial statements of Cambridge Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 referred to in our report dated March 30, 2000 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedule. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 when read in conjunction with the related consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been unable to arrange sufficient long-term financing to meet its operating needs, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 30, 2000

                  CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                       ADDITIONS
                                                                                   -----------------
                                                                               CHARGED
                                                                BALANCE AT     TO COSTS         CHARDED                    BALANCE
                                                               BEGINNING OF       AND           TO OTHER      WRITE-AT    AT  END OF
                                                                   YEAR        EXPENSES         ACCOUNTS        OFFS        YEAR
                                                               -------------  -----------       --------     ---------    ---------
Allowance for doubtful accounts
For the year ended December 31,
        1999..................................................      $2,408       $5,285           $   -       $(2,360)      $5,333
        1998  ................................................      $3,054       $  706           $   -       $(1,356)      $2,404
        1997  ................................................      $3,921       $  642           $   -       $(1,509)      $3,054
Allowance for inventory obsolescence and lower of cost or
  market reserve
For the year ended December 31,
        1999..................................................      $  888       $2,000           $   -       $(1,428)      $1,460
        1998  ................................................      $1,223       $  473           $  40       $  (848)      $  888
        1997  ................................................      $1,150       $    -           $ 405       $  (332)      $1,223
Allowance for reimbursable tooling
For the year ended December 31,
        1999..................................................      $    -       $  200           $   -       $     -       $  200
        1998  ................................................      $4,100       $    -           $   -       $(4,100)      $    -
        1997  ................................................      $4,100       $    -           $   -       $     -       $4,100

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CAMBRIDGE INDUSTRIES, INC. and CE AUTOMOTIVE TRIM SYSTEMS, INC. have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Madison Heights, State of Michigan, on March 30, 2000.

                                  Cambridge Industries, Inc.

                                        /s/ Lawrence M. Kazanowski
                                  By:
                                          LAWRENCE M. KAZANOWSKI
                                     President and Chief Executive Officer

                                              March 30, 2000

                                  CE Automotive Trim Systems, Inc.

                                        /s/ Lawrence M. Kazanowski
                                  By:
                                          LAWRENCE M. KAZANOWSKI
                                               President

                                              March 30, 2000


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                           CAMBRIDGE INDUSTRIES, INC.

                                   Signature
                                   ----------
                                                   Title
                                                   ------
                                                                Date
                                                                -----


                           /s/ Lawrence M. Kazanowski

                                LAWRENCE M. KAZANOWSKI

                                President and Chief Executive Officer
                                (Principal Executive Officer)

                                                           March 30, 2000



                          /s/ Donald C. Campion

                                DONALD C. CAMPION

                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Financial and Accounting Officer)

                                                           March 30, 2000

                           CAMBRIDGE INDUSTRIES, INC.

                             Directors Signatures
                             --------------------


                              /s/ Edward W. Conard

                                EDWARD W. CONARD

                              Director

                                                         March 29, 2000

                            /s/ Richard S. Crawford

                                RICHARD S. CRAWFORD

                              Director

                                                         March 30, 2000

                            /s/ Robert C. Gay

                                ROBERT C. GAY

                              Director

                                                         March 29, 2000


                            /s/ Ira J. Jaffe

                                IRA J. JAFFE

                              Director

                                                         March 30, 2000


                           /s/ Lawrence M. Kazanowski

                               LAWRENCE M. KAZANOWSKI

                              Director

                                                         March 30, 2000


                           /s/ Ronald P. Mika

                               RONALD P. MIKA

                              Director

                                                        March 29, 2000

                        CE AUTOMOTIVE TRIM SYSTEMS, INC.

                              Directors Signatures
                              --------------------


                            /s/ Richard S. Crawford

                                RICHARD S. CRAWFORD

                                Chairman of the Board and Director

                                                        March 30, 2000



                            /s/ Lawrence M. Kazanowski

                                LAWRENCE M. KAZANOWSKI

                              President and Director

                                                        March 30, 2000



                             /s/ Donald C. Campion

                                DONALD C. CAMPION

                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                                        March 30, 2000

                               INDEX TO EXHIBITS

 Exhibit
  Number                              Exhibit
----------  ------------------------------------------------------------------

       3.1 Amended and Restated Certificate of Incorporation of Cambridge Industries, Inc.*
       3.2  Amended and Restated Bylaws of Cambridge Industries, Inc.*
       3.3  Articles of Incorporation of CE Automotive Trim Systems, Inc.*
       3.4  Bylaws of CE Automotive Trim System, Inc.*
      10.1 Employment Agreement, dated as of November 17, 1995, between Richard S. Crawford and Cambridge Industries, Inc.*/
      10.2 Amendment to Employment Agreement, dated as of March 1, 1996, between Richard S. Crawford and Cambridge Industries, Inc.*/
      10.3 Employment Agreement, dated as of November 17, 1995, between Richard E. Warnick and Cambridge Industries, Inc.*
      10.4  Employment Agreement, dated as of November 17, 1995, between
            John D. Craft and Cambridge Industries, Inc.*/
      10.5 Management Services Agreement, dated as of November 17, 1995 and amended as of March 1, 1996, between Cambridge Industries, Inc.
            and Bain Capital, Inc.*/
      10.6  Warrant Agreement dated as of November 17, 1995 between
            Cambridge Industries Holdings, Inc. and Bankers Trust Company.*/
      10.7 Amendment to Warrant Agreement between Cambridge Industries Holdings, Inc. and Bankers Trust Company, dated as of
            December 12, 1995.*/
      10.8 Warrant Agreement dated as of December 14, 1995 among Bain Capital V Mezzanine Fund, L.P., BCIP Trust Associates, L.P. and
            Cambridge Industries Holdings, Inc.*/
      10.9  Class A Warrant Certificate No. W-A1, Date of Issuance:
            December 14, 1995.*
     10.10  Class A Warrant Certificate No. W-A2, Date of Issuance:
            December 14, 1995.*
     10.11  Class L Warrant Certificate No. W-L1, Date of Issuance:
            December 14, 1995.*
     10.12  Class L Warrant Certificate No. W-L2, Date of Issuance:
            December 14, 1995.*
     10.13 Warrant Agreement, dated as of March 1, 1996, among Cambridge Holdings Industries, Inc., Bein Capital V Mezzeine Fund, L.P.,
            BCIP Trust Associates, L.P. and Crawford Investment Group,
            L.L.C.*
     10.14  Class A Warrant Certificate No. W-A3, Date of Issuance:
            March 1, 1996.*
     10.15  Class A Warrant Certificate No. W-A4, Date of Issuance:
            March 1, 1996.*
     10.16  Class A Warrant Certificate No. W-A5, Date of Issuance:
            March 1, 1996.*
     10.17  Class A Warrant Certificate No. W-A6, Date of Issuance:
            March 1, 1996.*
     10.18  Class A Warrant Certificate No. W-A7, Date of Issuance:
            March 1, 1996.*
     10.19  Class A Warrant Certificate No. W-L3, Date of Issuance:
            March 1, 1996.*
     10.20  Class A Warrant Certificate No. W-L4, Date of Issuance:
            March 1, 1996.*
     10.21  Class A Warrant Certificate No. W-L5, Date of Issuance:
            March 1, 1996.*
     10.22  Class A Warrant Certificate No. W-L6, Date of Issuance:
            March 1, 1996.*
     10.23  Class A Warrant Certificate No. W-L7, Date of Issuance:
            March 1, 1996.*
     10.24 Asset Purchase Agreement, dated as of March 1, 1996, among GenCorp. Inc., Cambridge Industries Holdings, Inc. and Cambridge Industries, Inc.*
     10.25  Management Agreement with Donald I. Holton, dated as of
            October 15, 1996.*/
     10.26 Holdings Services Agreement, dated as of July 1, 1997, between Cambridge Industries, Inc. and Cambridge Industries Holdings, Inc.*
     10.27 Credit Agreement, dated as of July 10, 1997, among Cambridge Industries Holdings, Inc., Cambridge Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*
     10.28  Subsidiary Guaranty, dated as of July 10, 1997.*
     10.29 Pledge Agreement, dated as of July 10, 1997, among Cambridge Industries Holdings, Inc., Cambridge Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*

 EXHIBIT
  NUMBER                             EXHIBIT
----------  ---------------------------------------------------------------

     10.30 Security Agreement, dated as of July 10, 1997, among Cambridge Industries Holdings, Inc., Cambridge Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent.*
     10.31 Asset Purchase Agreement, dated as of July 9, effective as of June 30, 1997, between Eagle-Picher Industries, Inc. and
            Cambridge Industries, Inc.*
     10.32 Agreement, dated as of July 8, 1997, between Cambridge Industries, Inc. and the Goodyear Tire & Rubber Company.*
     10.33  Stock Purchase Agreement, dated as of April 25, 1997 between
            Erpe Ernst Pelz Vertriebs GmbH and Cambridge Industries, Inc.*
     10.34  Joint Venture Agreement, dated as of March 4, 1994, among
            Cambridge Industries, Inc., Empe Ernst Pelz GmbH & Co. and
            Erpe Ernst Pelz Vertriebs GmbH (the ''Empe-Erpe JV Agreement'').*
     10.35 Purchase Election, dated as of March 13, 1997 by Cambridge Industries, Inc. in relation to the Empe-Erpe JV Agreement.*
     10.36 Acceptance of Empe-Erpe JV Agreement Purchase Election, dated as of March 28, 1997.*
     10.37 Election to Terminate the Empe-Erpe JV Agreement, dated as of February 6, 1997.*
     10.38 Amendment to Stockholders Agreement, dated December 31, 1997, among Holdings, Richard S. Crawford, certain individual members of the Bain Group, Bankers Trust Company and each other Bank
            Holder which becomes a party to the Stockholders Agreement./**
     10.39 Second Amendment to Employment Agreement, dated December 31, 1997, effective January 1, 1998, between the Company and Richard S. Crawford./**
     10.40  Second Amendment to Management Services Agreement, dated
            December 31, 1997, effective January 1, 1998, between the Company and Bain Capital, Inc./**
     10.41 Aircraft Lease, dated January 1, 1998, between Mack L.L.C. and the Company.**
     10.42 Aircraft Lease, dated January 1, 1998, between the Company and Richard S. Crawford.**
     10.43 Asset Purchase Agreement, dated as of January 1, 1999, between Livingston, Inc. and Cambridge Industries, Inc.
     10.44 Second, Third and Fourth Amendments to the Credit Agreement among Cambridge Holdings, Inc., Cambridge Industries, Inc., various lending institutions, and Bankers Trust Company, as Agent
     10.45 Aircraft lease, dated January 1, 1999, between Mack L.L.C. and the Company
     10.46 Fifth, Sixth, Seventh and Eighth Waiver and Amendments to the Credit Agreement among Cambridge Industries Holdings, Inc., Cambridge Industries, Inc., Various lending institutions, and Bankers Trust Company, as Agent
     10.47  Accomodation Agreement dated March 22, 2000 (under separate cover).
     10.48  Access Agreement dated March 22, 2000 (under separate cover).
      16.1  Letter regarding Change in Independent Accountants.*
      21.1  List of All Subsidiaries.*
      27.1  Financial Data Schedule//

* Incorporated by reference to the Company's Registration Statement on Form S-4 effective as of December 10, 1997.
** Previously filed with the Company's Annual Report on Form 10-K on March 31, 1998.
/ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

//   This exhibit was the subject of a Form 12b-25 and is included herein.