Form 10-Q
period 2000-03-31
CAMBRIDGE INDUSTRIES INC /DE
filed 2000-05-16
CIK 1044649

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

For the quarterly period ended March 31, 2000


                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to _______________

COMMISSION FILE NUMBER: 333-34061

                           CAMBRIDGE, INDUSTRIES, INC.
                        CE AUTOMOTIVE TRIM SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Cambridge - DELAWARE                                     Cambridge - 38-3188000
CE-Michigan                                              CE-38-2173408
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           identification No.)

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

     Number of shares of Common Stock, $0.01 par value per share, outstanding at March 31, 2000: 1,000

                           CAMBRIDGE INDUSTRIES, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX


                                                                   PAGE NO.
                                                                   --------
Part I - Financial Information:
Item 1 -- Financial Statements
Condensed Consolidated Balance Sheets - March 31, 2000 and
December 31, 1999                                                      3
Condensed Consolidated Statements of Operations-- Three Months
ended March 31, 2000 and 1999                                          4
Condensed Consolidated Statements of Cash Flows - Three Months
ended March 31, 2000 and 1999                                          5
Notes to the Unaudited Consolidated Financial Statements               6
Item 2 - Management's discussion and analysis of financial condition
and results of operations                                             16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2000          1999
                                                               -----------   ----------
                                                               (UNAUDITED)
ASSETS
Current assets:
         Cash ..............................................   $  10,031    $  12,214
         Receivables .......................................      75,094       76,399
         Inventories (Note 5) ..............................      26,604       27,330
         Reimbursable tooling costs ........................      10,461        6,908
         Other current assets ..............................       4,043        1,514
                                                               ---------    ---------
Total current assets .......................................     126,233      124,365
Property, plant and equipment, net of accumulated
  depreciation of $124,380 and $117,476 respectively .......     195,367      192,321
Other assets ...............................................      28,458       27,082
                                                               ---------    ---------
Total assets ...............................................   $ 350,058    $ 343,768
                                                               =========    =========

LIABILITIES AND STOCKHOLDER'S (DEFICIT)
Current liabilities:
         Current portion of long-term debt .................   $ 350,488    $ 236,086
         Accounts payable ..................................      62,555       69,958
         Accrued liabilities ...............................      31,664       27,153
                                                               ---------    ---------
Total current liabilities ..................................     444,707      333,197
Non-current liabilities:
         Long-term debt ....................................       2,966      102,836
         Post-retirement health care benefits ..............      27,275       26,484
         Other liabilities .................................       1,629        1,646
                                                               ---------    ---------
Total liabilities ..........................................     476,577      464,163

Commitments and contingencies (Note 6)

Stockholder's (deficit):
         Common stock, $.01 par value, 3,000 shares
           authorized, 1,000 shares issued and
           outstanding .....................................        --           --
         Paid-in capital ...................................      17,712       17,737
         Accumulated other comprehensive income ............         372          357
         Accumulated deficit ...............................    (144,603)    (138,489)
                                                               ---------    ---------
Total stockholder's (deficit) ..............................    (126,519)    (120,395)
                                                               ---------    ---------
Total liabilities and stockholder's (deficit) ..............   $ 350,058    $ 343,768
                                                               =========    =========


 See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,

                                                      2000        1999
                                                   ---------    ---------
Sales ..........................................   $ 158,164    $ 126,030
Cost of sales ..................................     138,033      112,137
                                                   ---------    ---------
Gross profit ...................................      20,131       13,893
Selling, general and administrative expenses ...      14,892       10,274
                                                   ---------    ---------
Income from operations .........................       5,239        3,619
Other expense (income):
     Interest expense ..........................       9,751        8,687
     Equity loss in joint venture ..............       1,728          400
     Other, net ................................        (167)         124
                                                   ---------    ---------
Loss before income tax and
    change in accounting method ................      (6,073)      (5,592)
Income tax (benefit) / expense .................          41       (1,510)
Cumulative effect of change in accounting method
    (net of tax benefit of $112) ...............        --            199
                                                   ---------    ---------
Net loss .......................................   $  (6,114)   $  (4,281)
                                                   =========    =========


 See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,

                                                                           2000         1999
                                                                        ----------    --------
Cash flows from operating activities:
     Net (loss) ......................................................   $ (6,114)   $ (4,281)
Adjustments to reconcile net (loss) to net cash provided by (used for)
  operating activities:
     Depreciation and amortization ...................................      7,617       7,772
     Post-retirement benefit expenses, net of cash payments ..........        791         725
     Deferred income tax benefit .....................................       --        (1,668)
     Equity loss in joint venture ....................................      1,728         400
     Cumulative effect of accounting change ..........................       --           311
Changes in assets and liabilities
     Receivables .....................................................      1,191       9,963
     Inventories .....................................................        726       1,386
     Reimbursable tooling costs ......................................     (3,714)      3,801
     Accounts payable and accrued liabilities ........................     (6,593)    (17,102)
     Other ...........................................................     (2,258)        102
                                                                         --------    --------
Net cash provided by (used for) operating activities .................     (6,626)      1,409

Cash flows from investing activities:
     Sales of property, plant and equipment ..........................       --           262
     Purchase of property, plant and equipment .......................     (9,937)     (5,462)
                                                                         --------    --------
Net cash used in investing activities ................................     (9,937)     (5,200)

Cash flows from financing activities:
     Net change in revolving debt ....................................     15,000      14,500
     Repayment of long-term debt and capital lease obligations .......       (657)    (14,700)
     Other............................................................        (25)       --
                                                                         --------    --------
Net cash provided by (used in) financing activities ..................     14,318        (200)
                                                                         --------    --------

Effect of foreign currency rate fluctuations on cash .................         62        (338)
                                                                         --------    --------
Net (decrease) in cash ...............................................     (2,183)     (4,329)
Cash at beginning of period ..........................................     12,214       4,474
                                                                         --------    --------
Cash at end of period ................................................   $ 10,031    $    145
                                                                         ========    ========


See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Cambridge Industries, Inc. and its subsidiaries (the "Company") as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows for the three months ended March 31, 2000 and 1999.

Segment information for 1999 has been reclassified to conform to the presentation adopted by management for 2000. All corporate expenses have been allocated to operating segments based on relative sales, except for restructuring related professional expenses, retention costs and the Company's equity losses in its joint venture investment in Dos Manos Technologies.

The condensed unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and Form 10-K as of December 31, 1999 and for each of the three years ended December 31, 1999, 1998 and 1997. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2.          CHANGE IN ACCOUNTING PRINCIPLES

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

3.          GOING CONCERN

The Company's consolidated financial statements for the three month period ended March 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has been unable to comply with its debt covenants and has been unable to secure sufficient long-term financing to meet its operating needs. At March 31, 2000, current liabilities exceeded current assets by $318,474, which included the impact of the reclassification of substantially all long-term debt to current. The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 9, 2000 the Company's Board of Directors approved a definitive agreement to sell substantially all of the Company's assets and business operations to Meridian Automotive Systems, Inc. (the "Sale Agreement"). To consummate the Sale Agreement and pursuant to its terms the Company filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. The Company has received $50 million of debtor-in-possession ("DIP") financing of which the debtor has $41.5 million currently available and the remainder is subject to Bankruptcy Court approval. The DIP facility, secured by substantially all of the Company's assets bears interest at a variable interest rate as defined in the DIP agreement, which expires on December 15, 2000. The DIP financing in conjunction with the ongoing cash flows is expected to provide adequate funding for payments of post-petition liabilities to suppliers, employee and capital spending obligations, as well as the costs associated with the sale and liquidation process. The sale of the Company is subject to Bankruptcy Court approval and other customary conditions.

4.         COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss) was as follows:

                                             THREE MONTHS ENDED MARCH 31,

                                                  2000       1999
                                                  ----       ----
Net loss ....................................   $(6,114)   $(4,281)
Other comprehensive income:
      Unrealized foreign currency
        translation .........................        15        438
                                                -------    -------
Total comprehensive loss ....................   $(6,099)   $(3,843)
                                                =======    =======

5.       INVENTORIES

At March 31, 2000 (unaudited) and December 31, 1999, inventories consist of the following:

                                                                       MARCH 31,  DECEMBER 31,
                                                                         2000        1999
                                                                      ---------   -----------
Finished goods ....................................................   $  4,701      $  4,079
Work-in-process ...................................................      6,541         8,764
Raw materials .....................................................     14,794        14,277
Supplies ..........................................................      1,631         1,670
                                                                      --------      --------
         Total ....................................................     27,667        28,790
Less allowance for obsolescence and lower
   of cost or market reserve ......................................     (1,063)       (1,460)
                                                                      --------      --------
         Inventories, net .........................................   $ 26,604      $ 27,330
                                                                      ========      ========


6.       COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding of $5,670 at March 31, 2000.

The Company is subject to lawsuits and claims pending or asserted with respect to matters in the ordinary course of business. The Company does not believe that the outcome of these uncertainties will have a material impact on the Company's financial position, results of operations, or cash flows.

7.       BUSINESS SEGMENTS

The Company's businesses are organized, managed, and internally reported as three segments. The segments, which are based on differences in customers and products, technologies and services, as determined by the primary product of the related facility, are Automotive and Light Truck, Commercial Truck and Industrial and Non-Automotive. The Automotive and Light Truck Industry Segment produces molded engineered plastic components for automotive original equipment manufacturers. This segment primarily supplies components for automotive interiors, exteriors, and power trains. The Commercial Truck Industry Segment produces molded-engineered plastics for the commercial transportation industry. The segment primarily supplies external body panel components for class 4 through class 8 commercial trucks. The Industrial and Non-Automotive Segment produces various plastic components for the agricultural, appliance, commercial construction, and recreational transportation industries. Net sales by segment exclude inter-segment sales. Operating income consists of net sales less applicable operating costs and expenses related to those sales. The Company's general corporate expenses are allocated to the operating segments based on sales volume. Earnings before interest, taxes, depreciation and amortization ("EBITDA") by segment consists of operating income, other expense (income) net, adjusted for interest, taxes, depreciation, and amortization. The Company is not dependent on any single product or market. As shown below, EBITDA for the 2000 period was $11.3 million. During the period, the Company has engaged several professional service firms to assist the Company with the sale process and restructuring activities. The cost of these professional services were $2.8 million during this period. Also, to insure retaining key employees the Company implemented a retention plan, which increased expense by $0.6 million.


                          BUSINESS SEGMENT INFORMATION
                           THREE MONTHS ENDED MARCH 31

                                           Commercial               Corporate &        Total
                      Year     Automotive    Truck     Industrial   Unallocated*      Company
                      ----     ----------    -----     ----------   -----------       -------
Net Sales             2000      $97,195     $55,320       $5,649                     $158,164
                      1999      $64,800     $55,575       $5,655                     $126,030

Operating Income      2000        6,466       2,935        (717)       $(3,445)         5,239
                      1999        2,315       1,980        (676)              -         3,619

EBITDA**              2000       10,983       5,804        (399)        (5,093)        11,295
                      1999        6,432       5,303        (468)          (400)        10,867

* Corporate and unallocated includes restructuring-related professional fees, employee retension expenses and the Company's 48% share of losses in Dos Manos, the joint venture with Mexican Industries.

** EBITDA includes operating income, equity loss in joint venture, other expense (income) net, adjusted for interest, taxes, depreciation and amortization.

The following table reconciles EBITDA to pretax income (loss):

                                           2000        1999
                                           ----        ----
EBITDA ..............................   $ 11,295    $ 10,867
Less:
Depreciation and amortization .......      7,617       7,772
Interest expense ....................      9,751       8,687
                                        --------    --------
Pretax loss, before cumulative effect
of change in accounting method ......   $ (6,073)   $ (5,592)
                                        ========    ========


 8.       EMPLOYEE BENEFITS

During the quarter ended March 31, 2000 the Company implemented an employee Retention Bonus and Severance Program to facilitate the retention of critical employees during the sale and transition period. Pursuant to this program, amounts charged to expense approximated $644,000 during the quarter ended March 31, 2000.

In addition, pursuant to negotiated benefit changes at certain facilities, pension benefits were enhanced. Considering these enhanced benefits, estimated benefit obligations for the Company's pension plans approximated $10 million at March 31, 2000. The Company has recorded an intangible asset and additional minimum pension liability of $3.7 million at March 31, 2000.

 9.      CONSOLIDATING INFORMATION

The Company's senior subordinated notes (the "Notes") are guaranteed by CE Automotive Trim Systems, Inc. ("CE"), a wholly owned consolidated subsidiary of the Company, but are not guaranteed by the Company's other consolidated subsidiaries, Voplex of Canada and its Brazilian subsidiary, Cambridge Industrial do Brasil, Ltd. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method; (ii) CE, the guarantor subsidiary, and (iii) Voplex of Canada and the Brazilian subsidiary, as non-guarantor subsidiaries. Separate financial statements of CE are not presented herein as management does not believe that such statements are material. CE had no revenues or operations during the periods presented. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or similar charges for 1999.

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                  NON-
                                                               GUARANTOR      GUARANTOR     ELIMINATIONS/
                                                     PARENT   SUBSIDIARIES    SUBSIDIARY     ADJUSTMENTS  CONSOLIDATED
                                                     ------   ------------    ----------     -----------  ------------
ASSETS

Current Assets
     Cash ......................................   $   8,782    $   1,249   $         --     $    --      $  10,031
     Receivables ...............................      73,114        5,235             --        (3,255)      75,094
     Inventories ...............................      25,124        1,480             --          --         26,604
     Reimbursable tooling costs ................       9,741          720             --          --         10,461
     Deferred income taxes and other ...........       3,960           83             --          --          4,043
                                                   ---------    ---------   ------------     ---------    ---------
         Total current assets ..................     120,721        8,767             --        (3,255)     126,233
Property, plant and equipment, net .............     192,982        2,385             --          --        195,367
Other long-term assets .........................      28,407           51             --          --         28,458
Investment in consolidated subsidiaries ........       5,560         --               --        (5,560)        --
                                                   ---------    ---------   ------------     ---------    ---------
         Total assets ..........................   $ 347,670    $  11,203   $         --     $  (8,815)   $ 350,058
                                                   =========    =========   ============     =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt .........   $ 349,756    $     732   $         --     $    --      $ 350,488
     Accounts payable ..........................      64,461        1,349             --        (3,255)      62,555
     Accrued liabilities .......................      31,352          312             --          --         31,664
                                                   ---------    ---------   ------------     ---------    ---------
         Total current liabilities .............     445,569        2,393             --        (3,255)     444,707
Non-current liabilities
     Long-term debt ............................          88        2,878             --          --          2,966
     Post-retirement healthcare benefits .......      27,275         --               --          --         27,275
     Deferred income taxes and other
       liabilities..............................       1,665                                                  1,665

     Other non-current liabilites ..............         (36)                                                   (36)
                                                   ---------    ---------   ------------     ---------    ---------
         Total liabilities .....................     474,561        5,271             --        (3,255)     476,577
                                                   ---------    ---------   ------------     ---------    ---------
Stockholder's equity (deficit)
     Common stock ..............................        --           --               --          --           --
     Paid-in capital ...........................      17,712        5,257             --        (5,257)      17,712
     Accumulated other comprehensive
      income ...................................          --          372             --          --            372
     Retained earnings (accumulated deficit) ...    (144,603)         303             --          (303)    (144,603)
                                                   ---------    ---------   ------------     ---------    ---------
         Total stockholder's equity (deficit) ..    (126,891)       5,932             --        (5,560)    (126,519)
                                                   ---------    ---------   ------------     ---------    ---------
         Total liabilities and stockholder's
         equity (deficit) ......................   $ 347,670    $  11,203   $         --     $  (8,815)   $ 350,058
                                                   =========    =========   ============     =========    =========

                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                     NON-
                                                                  GUARANTOR     GUARANTOR    ELIMINATIONS/
                                                        PARENT   SUBSIDIARIES   SUBSIDIARY   ADJUSTMENTS  CONSOLIDATED
                                                        ------   ------------   ----------   -----------  ------------
ASSETS
Current assets
     Cash .........................................   $  10,793    $   1,421    $    --      $    --      $  12,214
     Receivables ..................................      74,672        5,033         --         (3,306)      76,399
     Inventories ..................................      25,723        1,607         --           --         27,330
     Reimbursable tooling costs ...................       6,388          520         --           --          6,908
     Deferred income taxes and other ..............       1,430           84         --           --          1,514
                                                      ---------    ---------    ---------    ---------    ---------
          Total current assets ....................     119,006        8,665         --         (3,306)     124,365
Property, plant and equipment, net ................     189,831        2,490         --           --        192,321
Other long-term assets ............................      27,018           64         --           --         27,082
Investment in consolidated subsidiaries ...........       5,675         --           --         (5,675)        --
                                                      ---------    ---------    ---------    ---------    ---------
          Total assets ............................   $ 341,530    $  11,219    $    --      $  (8,981)   $ 343,768
                                                      =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
     Current portion of long-term debt ............   $ 235,386    $     700    $    --      $    --      $ 236,086
     Accounts payable .............................      71,964        1,300         --         (3,306)      69,958
     Accrued liabilities ..........................      26,688          465         --           --         27,153
                                                      ---------    ---------    ---------    ---------    ---------
          Total current liabilities ...............     334,038        2,465         --         (3,306)     333,197
Noncurrent liabilities
     Long-term debt ...............................     100,114        2,722         --           --        102,836
     Postretirement healthcare benefits ...........      26,484         --           --           --         26,484
     Other liabilities ............................       1,646         --           --           --          1,646
                                                      ---------    ---------    ---------    ---------    ---------
          Total liabilities .......................     462,282        5,187         --         (3,306)     464,163
                                                      ---------    ---------    ---------    ---------    ---------
Stockholder's equity (deficit)
     Common stock .................................        --           --           --           --           --
     Paid-in capital ..............................      17,737        5,257         --         (5,257)      17,737
     Accumulated other comprehensive income .......        --            357         --           --            357
     Retained earnings (accumulated deficit) ......    (138,489)         418         --           (418)    (138,489)
                                                      ---------    ---------    ---------    ---------    ---------
          Total stockholder's equity (deficit) ....    (120,752)       6,032         --         (5,675)    (120,395)
                                                      ---------    ---------    ---------    ---------    ---------
           Total liabilities and equity (deficit)  .  $ 341,530    $  11,219    $    --      $  (8,981)   $ 343,768
                                                      =========    =========    =========    =========    =========


                 CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                NON-
                                                             GUARANTOR     GUARANTOR    ELIMINATIONS/
                                                 PARENT     SUBSIDIARIES   SUBSIDIARY   ADJUSTMENTS  CONSOLIDATED
                                                 ------     ------------   ----------   -----------  ------------

Sales ....................................     $ 154,827      $   3,337      $--       $    --        $ 158,164
Cost of sales ............................       135,271          2,762       --            --          138,033
                                               ---------      ---------      -----     ---------      ---------
Gross profit .............................        19,556            575       --            --           20,131
Selling, general and administrative
   expenses ..............................        14,506            386       --            --           14,892
                                               ---------      ---------      -----     ---------      ---------
Income from operations ...................         5,050            189       --            --            5,239
Other expense (income)
     Interest expense ....................         9,706             45       --            --            9,751
     Equity loss in joint venture ........         1,728                                                  1,728
     Other, net ..........................          (167)          --         --            --             (167)
                                               ---------      ---------      -----     ---------      ---------
Profit / (loss) before income tax and
   and equity in income (loss) of
   consolidated subsidiaries..............        (6,217)           144       --            --           (6,073)
Income tax expense (benefit)..............          --               41       --            --               41
                                               ---------      ---------      -----     ---------      ---------
Profit / (loss) before equity in income of
  consolidated subsidiaries ..............        (6,217)           103       --            --           (6,114)
Equity in income (loss) of consolidated
  subsidiaries ...........................           103           --         --            (103)          --
                                               ---------      ---------      -----     ---------      ---------
Net income / (loss) ......................     $  (6,114)     $     103     $--       $    (103)     $  (6,114)
                                               =========      =========      =====     =========      =========

                 CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                NON-
                                                             GUARANTOR     GUARANTOR    ELIMINATIONS/
                                                 PARENT     SUBSIDIARIES   SUBSIDIARY   ADJUSTMENTS  CONSOLIDATED
                                                 ------     ------------   ----------   -----------  ------------

Sales ...................................     $ 123,711      $   2,319      $  --       $    --       $ 126,030
Cost of sales ...........................       109,635          2,502         --            --         112,137
                                              ---------      ---------      -------     ---------     ---------
Gross profit ............................        14,076           (183)        --            --          13,893
Selling, general and administrative
   expenses .............................         9,981            293         --            --          10,274
                                              ---------      ---------      -------     ---------     ---------
Income from operations ..................         4,095           (476)        --            --           3,619
Other expense (income)
     Interest expense ...................         8,633             54         --            --           8,687
     Other, net .........................           524           --           --            --             524
                                              ---------      ---------      -------     ---------     ---------
Loss before income tax,
   change in accounting method and equity
   in income (loss)of consolidated
   subsidiaries..........................        (5,062)          (530)        --            --          (5,592)
Income tax expense (benefit) ............        (1,560)            50         --            --          (1,510)
                                              ---------      ---------      -------     ---------     ---------
Loss  before equity in income of
  consolidated subsidiaries .............        (3,502)          (580)        --            --          (4,082)
Cumulative effect of change in accounting
  method (net of tax benefit of $112) ...          (199)          --           --            --            (199)
Equity in income (loss) of consolidated
  subsidiaries ..........................          (580)          --           --             580          --
                                              ---------      ---------      -------     ---------     ---------
Net loss ................................     $  (4,281)     $    (580)     $  --       $     580     $  (4,281)
                                              =========      =========      =======     =========     =========

                 CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                             NON-
                                                                          GUARANTOR     GUARANTOR
                                                               PARENT    SUBSIDIARIES   SUBSIDIARY  CONSOLIDATED
                                                               ------    ------------   ----------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....      $ (6,392)     $   (234)     $   --      $ (6,626)
                                                              --------      --------      -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net .........       (9,937)            0         --         (9,937)
                                                              --------      --------      -------     --------
     NET CASH USED IN INVESTING ACTIVITIES ..............       (9,937)            0         --         (9,937)
                                                              --------      --------      -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving debt ......................       15,000          --           --         15,000
Repayment of long-term debt .............................         (624)         --           --           (624)
Other ...................................................          (58)                                    (58)
                                                              --------      --------      -------     --------
     NET CASH FROM FINANCING ACTIVITIES .................       14,318          --           --         14,318
                                                              --------      --------      -------     --------

Effect of foreign currency rate fluctuations on cash ....         --              62         --             62
                                                              --------      --------      -------     --------
Net increase(decrease) in cash ..........................       (2,011)         (172)        --         (2,183)
Cash at beginning of period .............................       10,793         1,421         --         12,214
                                                              --------      --------      -------     --------
Cash at end of period ...................................     $  8,782      $  1,249      $  --       $ 10,031
                                                              ========      ========      =======     ========


                   CAMBRIDGE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                        NON-
                                                                     GUARANTOR      GUARANTOR
                                                          PARENT    SUBSIDIARIES   SUBSIDIARY   CONSOLIDATED
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $  1,250      $    159      $   --       $  1,409
                                                         --------      --------      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment .........       (5,191)           (9)         --         (5,200)
                                                         --------      --------      --------     --------
     NET CASH USED IN INVESTING ACTIVITIES .........       (5,191)           (9)         --         (5,200)
                                                         --------      --------      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving debt .................       14,500          --            --         14,500
Repayment of long-term debt ........................      (14,700)         --            --        (14,700)
                                                         --------      --------      --------     --------
     NET CASH USED IN FINANCING ACTIVITIES .........         (200)         --            --           (200)
                                                         --------      --------      --------     --------

Effect of foreign currency rate fluctuations on cash         --            (338)         --           (338)
                                                         --------      --------      --------     --------
Net decrease in cash ...............................       (4,141)         (188)         --         (4,329)
Cash at beginning of period ........................        4,141           333          --          4,474
                                                         --------      --------      --------     --------
Cash at end of period ..............................     $   --        $    145      $   --       $    145
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

The Company wishes to ensure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of
(i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on the Company's operations and cash flows caused by labor strikes or work stoppages at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the ability of the Company to achieve expected cost savings; (v) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities; (vi) the ability of the Company to consummate the Sale Agreement, discussed below, and (vii) the ability of the Company to operate pursuant to a Chapter 11 proceeding.

RECENT EVENTS

Subsequent to March 31, 2000 the Company's Board of Directors approved a definitive agreement to sell substantially all of the Company's assets and business operations to Meridian Automotive Systems, Inc. (the "Sale Agreement"). To consummate the Sale Agreement and pursuant to its terms the Company filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. The Company has received $50 million of debtor-in-possession ("DIP") financing. The DIP financing in conjunction with the ongoing cash flows is expected to provide adequate funding for payments of post-petition liabilities to suppliers, employee and capital spending obligations, as well as the costs associated with the sale and liquidation process. The sale of the Company is subject to Bankruptcy Court approval and other customary conditions. The purchase price for Cambridge's assets includes $363.1 million in cash and the assumption by the purchaser of certain current and accrued liabilities and other employee-related obligations, including certain adjustments. The purchase price will fund costs of the sales, including a sales commission of 1% of the sales price, taxes and other costs of bankruptcy and liquidation of the Company.

RESULTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  2000         1999
                                               -----------  ----------
                                               % OF SALES   % OF SALES
Sales ......................................       100%      100.0%
Gross profit ...............................      12.7%       11.0%
Selling, general and administrative
  expenses .................................       9.4%        8.2%
Loss before income tax .....................      (3.8)%      (4.4)%
Net loss ...................................      (3.9)%      (3.4)%



THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

SALES

The Company's sales increased $32.1 million, or 25.5% to $158.2 million in the three month period ended March 31, 2000, compared to $126.0 million in the three month period ended March 31, 1999. The increase primarily reflects increased volumes in the automotive market and new product launches during 1999. Overall, automotive segment sales increased $32.4 million or 50.0% over the same quarter of the prior year, reflecting sales on the following platforms: Chevy Suburban ($7.7 million), Cadillac Deville ($4.2 million), Ford 150 pickup ($3.7 million), Buick LeSabre ($3.6 million), Chevy Impala ($3.0 million), and Ford Taurus ($2.5 million), all of which were launched after March 1999.

Sales in the commercial truck segment were $55.3 million in the three months ended March 31, 2000, compared to $55.6 million in the three months ended March 31, 1999. The slight decrease reflects the impact of lower unit sales to commercial truck customers due a downturn in the heavy-duty commercial truck market.

Sales in the industrial segment were $5.6 million in the three months ended March 31, 2000, substantially the same as for the three months ended March 31, 1999. Sales to customers in the agriculture business were lower than the comparable period last year, while sales in the Company's Brazilian subsidiary were ahead of last year for the three months ended March 31, 2000.

GROSS PROFIT

The Company's gross profit increased $6.2 million, or 44.9% to $20.1 million in the three month period ended March 31, 2000, compared to $13.9 million in the three month period ended March 31, 1999. Gross margin as a percent of sales increased by 15.5% to 12.7% in 2000 up from 11.0% in 1999. The gross profit increase resulted from productivity improvements and the increase in sales in the automotive segment. The automotive segment's gross profit increased by

$4.8 million or 57.8% from $8.3 million in 1999 to $13.1 million in 2000. The increase in gross profit resulted from higher sales volumes ($6.9 million), improved labor productivity and overhead efficiency ($3.9 million), the impacts of which were partially offset by lower tooling profits ($1.8 million) and an unfavorable product mix ($4.2 million).

Gross profit in the commercial truck segment increased by $0.8 million or 15.4% from $5.2 million in 1999 to $6.0 million in 2000. Gross margin as a percent of sales increased by 14.1% to 10.5% in 2000 up from 9.2% in 1999. This increase in gross profit was due to unit price increases, improved plant operating efficiencies, and higher tooling profits. The industrial segment's gross profit increased in 2000 due to increased sales volumes, primarily in Brazil.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") of $14.9 million increased to 9.4% of sales for the three months ended March 31, 2000, compared to $10.3 million or 8.2% of sales for the same period in 1999. The $4.6 million increase reflects restructuring related professional fees of $2.8 million and retention bonuses of $644,000 incurred by the Company in 2000.

OPERATING INCOME

Operating income increased by $1.6 million or 44.8% from $3.6 million in 1999 to $5.2 million in 2000. Operating income as a percentage of sales increased from 2.9% in 1999 to 3.3% in 2000. Excluding the impact of restructuring-related professional fees and retention bonus expenses, operating income for the 2000 period would have been $8.6 million, or 5.4% of sales. The automotive segment's operating income increased by $4.2 million or 182.5% from $2.3 million in 1999 to $6.5 million in 2000. This increase is primarily attributable to higher sales volumes in the first three months of 2000, compared with the same period a year ago. Operating income in the commercial truck segment increased by $1.0 million from $2.0 million in the first three months of 1999 to $2.9 million in 2000. This increase is due to unit price increases and improved plant efficiencies. Operating losses in the industrial products division remained constant at (.7) million. Corporate and unallocated costs increased by $3.4 million from 0 in 1999 to $3.4 million in 2000. This increase is primarily attributable to increased professional fees and retention expenses.

NET LOSS

The Company recorded a net loss of $6.1 million in the first quarter of 2000, compared to a net loss of $4.3 million in 1999. This $1.8 million increase in net loss was primarily the result of the $1.6 million increase in operating income offset by an increase in interest expense of $1.1 million, increased losses of $1.3 million from the Company's joint venture, and a decrease in the income tax benefit of $1.5 million. The $1.1 million increase in interest expense was primarily attributable to an increase in the outstanding balance on the revolving credit debt and higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs historically have been for operating expenses, working capital and capital expenditures. Acquisitions have been financed through debt facilities collateralized by the Company's assets and cash flows. Management expects future cash will be required for capital expenditures for customer programs and as contemplated by the Sale Agreement.

On May 10, 2000, as required pursuant to its agreement with Meridian
Automotive Systems, Inc. the Company filed voluntary petitions under Chapter 11 in the United States Bankruptcy Court for Delaware. The Company also received approval to draw funds under the debtor-in-possession financing.

The Company believes that the $50 million DIP facility (of which the Company has $41.5 million currently available and the remainder is subject to bankrupcy court approval) and the ongoing accelerated customer payment arrangements will provide adequate funding of post-petition suppliers, employee and capital spending obligations, as well as the costs associated with the sale and restructuring of the Company.

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

During March 2000, the Company entered into the Seventh Waiver and Amendment pursuant to which the Fourth Amendment requirement to reduce the month end revolving line of credit to $50 million was waived for the month of February 2000. Also during March 2000, the Company entered into the Eighth Waiver and Amendment to the Credit Agreement ("Eighth Amendment") pursuant to which the Company and the Banks agreed to several waivers, revisions and amendments to certain restrictive covenants under the Credit Agreement, including the deferral of the Company's mandatory prepayments of principal. Certain restrictive covenants contained in the Credit Agreement were waived and amended through June 30, 2000. As a condition to the Eighth Amendment becoming effective, the Company agreed to negotiate for and enter into agreements with certain of its OEM customers (the "Customer Agreements") whereby the OEMs agree as long as the Company is in compliance with the Customer Agreements (i) to provide accelerated payments of their accounts payable to the Company, (ii) to waive set-off or payment abatement rights on certain of the OEM's accounts payable to the Company. As a condition to entering into such Customer Agreements, the OEMs required the Company to obtain a standby financing commitment for debtor-in possession financing in the event of a Chapter 11 proceeding involving the Company. The Company obtained such DIP financing.

It is probable that the Company will be unable to meet the restrictive covenants subsequent to the waiver period, and accordingly, the outstanding debt under the Credit Agreement has been classified as current in accompanying consolidated balance sheet at December 31, 1999 and March 31, 2000. At March 31, 2000 the Company had drawn $65 million under the revolving credit facility. In addition, as a result of the Bankruptcy filing, the Company is in default under the Note Indenture. Accordingly, the subordinated notes have been classified as current as of March 31, 2000.

                                                   CASH FLOWS

                                               Three Months Ended
                                                   March 31,
Cash flow from:                               2000          1999
                                           ---------     ---------
         Operating activities ...........  $ (6,626)     $  1,409
         Investing activities ...........    (9,937)       (5,200)
         Financing activities ...........    14,318          (200)
         Foreign currency fluctuations ..        62          (338)
                                           --------      --------

Net cash flow ........................     $ (2,183)     $ (4,329)
                                           ========      ========


Net cash flow used for operating activities for the 2000 period was $6.6 million, reflecting the net loss for the 2000 period of $6.1 million. The non-cash adjustments of $10.1 million primarily consisted of depreciation and amortization of $7.6 million, a non-cash charge to income for postretirement benefits of $0.8 million, and the impact of the $1.7 million equity loss in Dos Manos. Changes in working capital components used $10.6 million; primarily the result of timing of collections on trade accounts receivable and payments of accounts payable and accrued interest.

The Company spent approximately $9.9 million on capital items for the three-month period ended March 31, 2000, in comparison to approximately $5.5 million for the 1999 period. Items purchased in 2000 relate to the GMT 805 Avalanche program, GMT 800 Sierra program, Ford P225 F-150 pickup truck, other programs and various equipment upgrades.

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





YEAR 2000 COMPLIANCE



The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

During 1998 and 1999, the company and each of its operating subsidiaries implemented Year 2000 readiness programs with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 Issue before December 31, 1999.


The Company's transition into the year 2000 has, to date, been considered uneventful and successful and did not result in any noteworthy events with the Company or its suppliers. However, the potential for future disruptions resulting from Year 2000 issues exists. Accordingly, the Company will continue to monitor its operations.

Prior to January 1, 2000, the Company completed extensive programs to assess and address any "Year 2000" problems relating to its computer systems. This activity covered manufacturing, applications software, production systems, bar coding systems, plant floor equipment operations, financial and manufacturing reporting systems, building and utility systems and systems of the Company's material suppliers.

All remediation expenditures, totaling approximately $1.4 million ($0.8 million of which was expended in 1999), were funded through normal operating cash flows.

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


                                                   Cambridge Industries, Inc.


Date:    May 15, 2000                              /s/ Donald C. Campion
        ----------------                           ----------------------------
                                                   Donald C. Campion
                                                   Chief Financial Officer

                                                   /s/ Donald Hutchins
                                                   ----------------------------
                                                   Donald Hutchins
                                                   Controller